Form 10-Q
period 1996-03-31
PHAMIS INC /WA/
filed 1996-05-15
CIK 932280

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q
     (Mark One)
         [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                      OR
         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number: 0-25078

                                  PHAMIS, INC.

            (Exact name of registrant as specified in its charter)

                  Washington                         91-1141795
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)       Identification Number)

         401 Second Avenue South, Suite 200, Seattle, Washington   98104
              (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:      (206) 622-9558

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Shares Outstanding
      Class                                                 March 31, 1996
      -----                                                 --------------

   Common Stock                                                6,037,532

===============================================================================

                               TABLE OF CONTENTS
                                                                    Page No.
                        PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets-                       3
           March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of Operations-
           Quarters ended March 31, 1996 and 1995                      4

          Condensed Consolidated Statements of Cash Flows-
           Quarters ended March 31, 1996 and 1995                      5

          Notes to Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial Condition  8
           and Results of Operations

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             12

          Signature                                                    13

                                  PHAMIS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- - --------------------------------------------------------------------------------
                                                             1996          1995
- - --------------------------------------------------------------------------------
                                    Assets
                                    ------
Current assets:
   Cash and cash equivalents                               $ 2,953      $ 4,488
   Investments available for sale, at fair value            18,474       19,890
   Accounts receivable, net                                  9,674        6,153
   Accrued revenue receivable                                1,655        1,143
   Refundable income taxes                                     760          777
   Deferred income taxes                                     1,045          950
   Prepaid expenses and other assets                           709          651
                                                           --------------------
             Total current assets                           35,270       34,052
                                                           --------------------
Furniture, equipment and leasehold improvements, at cost     7,624        6,396
   Less accumulated depreciation and amortization            3,715        3,458
                                                           --------------------
                                                             3,909        2,938
                                                           --------------------
Other investments, at cost                                   2,043        1,082
Capitalized software costs, net                              3,573        3,060
Other assets                                                   390          367
                                                           --------------------
             Total assets                                  $45,185      $41,499
                                                           ====================

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
   Note payable to bank                                    $    -       $   209
   Current installments of long-term obligations               230          265
   Accounts payable and accrued liabilities                  6,661        4,498
   Income taxes payable                                         15           -
   Deferred revenue                                          7,930        7,236
                                                           ---------------------
            Total current liabilities                       14,836       12,208
                                                           ---------------------
Long-term obligations, excluding current installments          125          152

Deferred income taxes                                        1,315        1,059

Shareholders' equity:
    Preferred stock                                             -            -
    Common stock                                                15           15
    Additional paid-in capital                              26,421       25,921
    Unrealized gains on investments                              6           32
    Retained earnings                                        2,467        2,112
                                                           ---------------------
            Total shareholders' equity                      28,909       28,080
- - --------------------------------------------------------------------------------
            Total liabilities and shareholders' equity     $45,185      $41,499
- - --------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    QUARTERS ENDED MARCH 31, 1996 AND 1995

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- - -------------------------------------------------------------------------------
                                                              1996       1995
- - -------------------------------------------------------------------------------
Net revenues                                                $12,115     $11,663
Cost of revenues                                              7,000       7,089
                                                            -------------------
   Gross margin                                               5,115       4,574
                                                            -------------------
Operating expenses:
   Sales and marketing                                        1,867       1,231
   Research and development                                   1,473         732
   General and administrative                                 1,002       1,245
   Merger and acquisition costs                                 292           -
                                                            -------------------
             Total operating expenses                         4,634       3,208
                                                            -------------------
             Operating income                                   481       1,366
                                                            -------------------
Other income (expense):
   Interest income                                              194         282
   Interest expense                                             (12)        (20)
   Other, net                                                    (2)          1
                                                            -------------------
             Other income (expense), net                        180         263
                                                            -------------------
             Income before income taxes                         661       1,629

Provision for income taxes                                      306         467
                                                            -------------------
             Net income                                     $   355     $ 1,162
                                                            -------------------
Net income per common share - primary                       $   .06     $   .19
Net income per common share - fully diluted                 $   .06     $   .18
Weighted average number of common shares outstanding
    - primary                                                 6,389       6,267
Weighted average number of common shares outstanding
    - fully diluted                                           6,389       6,291
- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                    PHAMIS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     QUARTERS ENDED MARCH 31, 1996 AND 1995

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- - -------------------------------------------------------------------------------
                                                              1996        1995
- - -------------------------------------------------------------------------------
Cash  flows from operating activities:
   Net income                                                $  355     $ 1,162
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                            546         409
       Deferred income taxes                                    175        (265)
       Other                                                     -          (11)
       Change in certain assets and liabilities:
         Accounts receivable and accrued revenue receivable  (4,033)     (1,131)
         Prepaid expenses and other current assets              (58)        (61)
         Refundable income taxes                                 17          -
         Accounts payable and accrued liabilities             2,163       1,890
         Income taxes payable                                   102         402
         Deferred revenue                                       694         397
                                                             ------------------
             Net cash provided (used) by operating
                 activities                                     (39)      2,792
                                                             ------------------
Cash flows from investing activities:
   Purchases of investments                                 (10,227)     (4,279)
   Maturities and sales of investments                       11,604          -
   Purchases of furniture, equipment and leasehold
      improvements                                           (1,232)       (610)
   Purchases of other investments                              (961)         -
   Capitalized software development costs                      (799)       (445)
   Increase in other assets                                     (23)        (60)
                                                            -------------------
             Net cash used in investing activities           (1,638)     (5,394)
                                                            -------------------

Cash flows from financing activities:
   Net cash in note payable to bank                            (209)         (5)
   Principal repayments of long-term obligations                (62)       (278)
   Net proceeds from initial public offering                     -        4,189
   Proceeds from issuance of common stock under stock
       option and employee benefit plans                        413         435
                                                             ------------------
             Net cash provided by financing activities          142       4,341
                                                             ------------------
             Net increase (decrease) in cash and cash
               equivalents                                   (1,535)      1,739
Cash and cash equivalents at beginning of period              4,448       3,306
                                                             ------------------
Cash and cash equivalents at end of period                  $ 2,953     $ 5,045
- - -------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March, 31, 1996 and the condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 1996 and 1995.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1995, 1994, 1993, in the Company's 1995 Form 10-K. Prior period balances have been reclassified to conform to the 1996 presentation, and restated for the acquisition of DataBreeze, Inc. discussed in
Note 2 of Notes to Condensed Consolidated Financial Statements.

The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.    ACQUISITION

On March 20, 1996, the Company acquired DataBreeze, Inc. ("DataBreeze"), a Florida-based provider of information systems for physician practices. DataBreeze became a wholly-owned subsidiary of the Company and continues to operate from its Florida headquarters. The transaction was accounted for as a pooling-of-interests, and was effected through the exchange of 153,609 shares of common stock of the Company for all the issued and outstanding shares of DataBreeze. In connection with the merger, the Company incurred approximately $292,000 of one-time merger costs consisting principally of transaction fees for investment bankers, attorneys, and other related charges necessary to consummate the transaction. The consolidated financial statements for periods prior to the transaction have been restated to include the accounts and results of operations of DataBreeze.

The results of operations previously reported by the separate enterprises and the consolidated amounts for the years ended December 31, 1995 and 1994 are summarized below. The results of operations, excluding one-time merger costs, of DataBreeze for the quarters ended March 31, 1996 and 1995 were less than 10 percent of consolidated net revenues and net income (loss), respectively.

                                              Year ended December 31,
                                              -----------------------
                                                1995           1994
                                                   (In thousands)
Net revenues:
   PHAMIS Inc.                                $44,003         34,442
   DataBreeze                                   3,162          4,659
                                              -------         ------
   Consolidated                               $47,165         39,101
                                              =======         ======

Extraordinary item:
   PHAMIS Inc.                                $    -              -
   DataBreeze                                      -             298
                                              -------         ------
   Consolidated                               $    -             298
                                              =======         ======

Net income (loss):
   PHAMIS Inc.                                $ 4,546          2,401
   DataBreeze                                    (238)           136
                                              -------          -----
   Consolidated                               $ 4,308          2,537
                                              =======          =====

                                  PHAMIS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at March 31, 1996 and December 31, 1995 consist principally of tax-exempt, investment-grade, interest-bearing securities diversified among security types and users.

Investments available-for-sale consisted of the following at March 31, 1996:

                                                   Unrealized       Estimated
                                            Cost  gains (losses)    fair value
                                          ------------------------------------
                                                   (In thousands)
     Money market funds                   $   304       -               304
     State and municipal bonds and notes    9,525      10             9,535
     Tax-exempt municipal preferreds        8,636      (1)            8,635
                                          ---------------------------------
                                          $18,465       9            18,474
                                          =================================

At March 31, 1996, approximately $6,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. At December 31, 1995, approximately $32,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. The weighted average contractual maturity date for the Company's available-for-sale portfolio was approximately eight months at March 31, 1996.

NOTE 4.   UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings to date on uncompleted contracts were as follows:

                                                   Mar. 31,     Dec. 31,
                                                     1996         1995
                                                   ----------------------
                                                     (In thousands)
     Costs incurred on uncompleted contracts       $ 59,347    $ 55,641
     Estimated earnings                              37,298      33,321
                                                   --------------------
                                                     96,645      88,962
     Less billings to date                          102,920      95,055
                                                   --------------------
                                                   $ (6,275)   $ (6,093)
                                                   ====================
     Included in accompanying balance sheets
       under the following captions:
          Accrued revenue receivable               $  1,655    $  1,143
          Deferred revenue                           (7,930)     (7,236)
                                                   --------------------
                                                   $ (6,275)   $ (6,093)
                                                   ====================

NOTE 5.   OTHER INVESTMENTS

In December 1995, the Company purchased an equity interest in a critical care information systems developer based in Europe, for approximately $1,082,000 in cash. The equity interest is accounted for under the cost method of accounting. In addition to the equity interest, the Company entered into an OEM Distribution Agreement to distribute the critical care system throughout the Company's customer base. To consummate the Agreement the Company paid certain costs for advance license fees, which are recorded as prepaid expenses.

In February 1996, the Company signed a distribution agreement with a California-based software developer of mobile computing solutions for the home healthcare marketplace. The agreement allows the Company to distribute the home healthcare solutions throughout its direct sales network. In addition to the distribution agreement, the Company purchased a minority equity interest in the developer for approximately $950,000 in cash. The equity interest is accounted for under the cost method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

Results of Operations

Overview

The Company develops, markets, installs and services enterprise-wide, patient-centered healthcare information systems for use by large- and medium-sized healthcare providers. The Company's revenues are derived from system, license and service sales, support and maintenance fees, and sales of third-party hardware relating to its products. The Company's total backlog consists of signed contracts for systems installation, support and maintenance, and additional software and services that are not yet recognized as revenue.

Revenue for the first quarter ended March 31, 1996, increased 4 percent to $12.1 million from $11.7 million in the first quarter of 1995. The increase in first quarter revenues was driven by a combined 16 percent increase in systems, license and service and support and maintenance revenue categories. The increases in these revenue categories were partially offset by a 53 percent decline in additional hardware revenues to $964,000 for the first quarter of 1996 from $2.0 million for the first quarter of 1995. Net income, after $292,000 of one-time merger costs, decreased 69 percent to $355,000 or $0.06 per share compared with $1.2 million or $0.18 per share, in the first quarter of 1995.

Net Revenues, Cost of Revenues and Gross Margins

The following table sets forth the dollar amount of each revenue category, the percentage that each revenue category represents of total revenue, the dollar amount of each category of cost of revenues and gross margins, and the percentage that each category of cost of revenues and gross margins bears to net revenues for that category:

                                                  Quarter ended March 31,
                                                  ----------------------
                                                  1996              1995
                                                  ----              ----
                                                $       %         $        %
                                                   (dollars in thousands)
[S]                                          [C]      [C]      [C]      [C]
NET REVENUES:
Systems, licenses and service .............   9,310    76.8     8,204    70.3
Support and maintenance ...................   1,841    15.2     1,429    12.3
Additional hardware .......................     964     8.0     2,030    17.4
                                            -------   -----   -------   -----
  Total ...................................  12,115   100.0    11,663   100.0
COST OF REVENUES:
Systems, licenses and service .............   5,140    55.2     4,605    56.1
Support and maintenance ...................   1,190    64.6     1,033    72.3
Additional hardware .......................     670    69.5     1,451    71.5
                                             ------            ------
  Total ...................................   7,000    57.8     7,089    60.8
GROSS MARGINS:
Systems, licenses and service .............   4,170    44.8     3,599    43.9
Support and maintenance ...................     651    35.4       396    27.7
Additional hardware .......................     294    30.5       579    28.5
                                            -------           -------
  Total ................................... $ 5,115    42.2   $ 4,574    39.2
                                            =======           =======

Systems, licenses and service revenues were $9.3 million, a $1.1 million increase over the same period a year ago. The increase was primarily due to an increase in the rates realized per revenue hour. The Company's backlog of systems, licenses and services was $47.9 million (out of a total backlog of $73.2 million) at March 31, 1996.

Gross margin percentages on systems, licenses and service sales were 44.8% and 43.9% for the three months ended March 31, 1996 and 1995, respectively. The slightly higher level of gross margin percentages during 1996 is primarily due to the shift to newer higher margin contracts from older completed, or nearly completed, contracts with less favorable margins. In addition, the Company's adoption of more formalized implementation methodologies, the introduction of release-based products, and additional experience in performing large-system contract installations contributed to the increased 1996 gross margins.

Support and maintenance revenues increased to $1.8 million in the first quarter of 1996 from $1.4 million in the first quarter of 1995. The increase in the number of installed customer sites and increases in fees from certain renewed support and maintenance contracts contributed to the 29 percent increase over the prior year. In 1996, gross margins on support and maintenance increased as the Company has been able to spread the fixed portion of its maintenance costs over a larger installed customer base. In addition, the Company's support and maintenance costs have stabilized as more of the Company's customers have migrated to the Company's release-based products, which decreases the amount of site-specific maintenance costs incurred by the Company.

Additional hardware revenues were $964,000 and $2.0 million for the quarters ended March 31, 1996 and 1995, respectively. Sales of additional hardware have historically experienced significant quarterly fluctuations, as evidenced by the 53 percent decrease in additional hardware revenues in 1996 as compared to 1995, and may vary significantly from period to period as they are limited in number and individual sales can have a high dollar value. The level of future hardware sales may be impacted by both price decreases and by the increasing opportunities to sell such hardware as the Company's installed customer base increases.

OPERATING EXPENSES

Sales and Marketing
- - --------------------------------------------------------------------------------
(dollars in thousands)

                                Percentage                          Percentage
                    March 31,     of                   March 31,       of
                      1996     Net Revenues   Change     1995      Net Revenues
                      ----     ------------   ------     ----      ------------
Three months ended   $1,867        15.4%        52%     $1,231         10.6%

The increase in sales and marketing expense resulted primarily from increased personnel costs, corporate marketing and corporate communication program expenditures necessary to promote the Company's competitive position and expand its customer base. Sales and marketing expense increased as a percentage of net revenues in the first quarter of 1996 as the rate of increase in sales and marketing expense exceeded the rate of increase in net revenues. The Company believes that this level of expenditure is appropriate to take advantage of significant opportunities to sell new systems contracts in the current market environment. The Company's efforts to expand its customer base, promote its competitive position, and support the sales and marketing of new and existing applications will continue throughout the remainder of 1996. The Company expects a leveling off of the related expenses in the second half of the year.

Research and Development
- - --------------------------------------------------------------------------------
(dollars in thousands)

                                  Percentage                         Percentage
                     March 31,       of                  March 31,      of
                       1996      Net Revenues   Change     1995     Net Revenues
                       ----      ------------   ------     ----     ------------
Three months ended    $1,473         12.2%       101%      $732         6.3%

The Company's research and development efforts focus on enhancing existing
applications and developing new applications for the         (R) ENTERPRISE
VIEW(TM), and DataBreeze(TM) systems, and integrating applications from its third party solution providers. The following table sets forth certain information regarding research and development expense and amounts of capitalized software development costs for the quarters ended March 31, 1996 and 1995:

                                                       1996             1995
                                                       ----             ----
                                                       (dollars in thousands)
Research and development expenditures:
 Research and development expense...................  $1,473           $  732
 Capitalized software development costs.............     799              445
 Funded research and development under development
  contracts.........................................     126               69
                                                      ------           ------
 Total research and development expenditures........  $2,398           $1,246
                                                      ======           ======
As a percentage of net revenues:
 Research and development expense...................    12.2%             6.3%
 Total research and development expenditures........    19.8             10.7
Capitalized costs as a percentage of total research
 and development expenditures.......................    33.3             35.7

The Company believes it must maintain a substantial commitment to research and development to remain competitive. Since 1993, the Company has spent increasing amounts on research and development and expects this trend to continue. The Company capitalizes software development costs when technological feasibility on a particular project has been established and thereafter until the related product is available for general release to customers. Research and development expense increased $741,000 in the first quarter of 1996, as the Company added development personnel and devoted increased hours and resources to development projects. In addition, several of the Company's larger development projects had reached technological feasibility, which increased capitalized software development costs by approximately $354,000.

The Company anticipates its level of capitalized software development costs as a percentage of total research and development expenditures will fluctuate based upon the nature and timing of specific development projects undertaken, including anticipated development activities in international markets. Total expenditures for research and development for the second quarter may increase slightly compared to those incurred in the first quarter of 1996, as the Company continues its investment in research and development initiatives. The Company anticipates a leveling off of such expenditures in the second half of the year.

General and Administrative
- - --------------------------------------------------------------------------------
(dollars in thousands)

                                Percentage                           Percentage
                   March 31,       of                   March 31,      of
                     1996      Net Revenues   Change      1995      Net Revenues
                     ----      ------------   ------      ----      ------------
Three month ended   $1,002        8.3%         (20)%    $1,245        10.7%

General and administrative expense decreased in the first quarter of 1996 primarily due to a decrease in legal fees related to the successful defense of the civil action complaint filed by TDS Healthcare Systems Corporation (TDS), and a reduction in management bonuses. All claims against the Company in this matter were dismissed in October 1995, and the Company and TDS have agreed that the judgment entered in the case is final and no appeals will be filed. The Company will relocate to its new corporate headquarters in the second quarter of 1996, and anticipates incurring approximately $275,000 of one-time, non-recurring administrative expenses related to its move.

Other Income (Expense), Net
- - --------------------------------------------------------------------------------
(dollars in thousands)
                                  Percentage                        Percentage
                      March 31,       of                March 31,      of
                        1996     Net Revenues   Change    1995     Net Revenues
                        ----     ------------   ------    ----     ------------
Three months ended      $180         1.5%        (32)%    $263         2.3%

The decrease in other income (expense), net in the first quarter of 1996 was directly attributable to lower cash, cash equivalents, and investment balances during the quarter, and lower interest yields due to a shift in investment portfolio holdings from taxable securities to tax-exempt securities.

Provision for Income Taxes
- - --------------------------------------------------------------------------------------------
(dollars in thousands)
                               Percentage                            Percentage
                   March 31,       of        Effective   March 31,      of         Effective
                     1996     Net Revenues   Tax Rate      1995     Net Revenues   Tax Rate
                     ----     ------------   ---------     ----     -----------   ---------
Three months ended   $306         2.5%         46.3%       $467         4.0%         28.7%

The Company's effective tax rate for the first quarter of 1996 was significantly greater than the enacted statutory federal tax rate due to one-time, nondeductible merger costs related to the DataBreeze aquisition (Note 2 of Notes to Condensed Consolidated Financial Statements). The Company anticipates that the effective tax rate will approximate the statutory tax rate for the balance of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's principal sources of liquidity consisted of $3.0 million in cash and cash equivalents, $18.5 million in investments available for sale, $9.7 million of accounts receivable and up to $5.0 million available under a bank line of credit. As of March 31, 1996, no amounts were outstanding under this line of credit and the Company was in compliance with all applicable debt covenants. The Company had working capital of $20.4 million at March 31, 1996. The Company requires significant down payments on its systems contracts and attempts to negotiate its subsequent milestone payments so that it is in a cash positive position throughout most of the contract period. Amounts billed in excess of costs and earnings on contracts are reflected as deferred revenue on the Company's balance sheet.

The Company believes existing cash, cash equivalents, investments available for sale, accounts receivable and available bank credit, together with the anticipated cash generated from operations and the exercise of stock options will provide sufficient funds for internal working capital needs, capital expenditure requirements, new corporate headquarters expenditures, and possible acquisitions of products or technologies complementary to the Company's business for the foreseeable future.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits--None

(b) Reports on Form 8-K--No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAMIS, Inc.

By /s/ Gregg W. Blodgett                                 Date: May 13, 1996
   -------------------------------
   Gregg W. Blodgett
   Vice President of Finance and Administration
   Chief Financial Officer and Treasurer
   (Principal Accounting Officer)