Form 10-Q
period 1996-06-30
PHAMIS INC /WA/
filed 1996-08-14
CIK 932280

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(Mark One)
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                           OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission File Number:  0 - 25078

                                  PHAMIS, INC.

             (Exact name of registrant as specified in its charter)

        Washington                                        91-1141795
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

1001 Fourth Avenue Plaza, Suite 1500, Seattle, Washington      98154-1144
       (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:   (206) 622-9558

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ----     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                              SHARES OUTSTANDING
       CLASS                                     JUNE 30,  1996
       -----                                     --------------

     Common Stock                                  6,054,526


===============================================================================

                               TABLE OF CONTENTS


                        PART I -- FINANCIAL INFORMATION

                                                                                             Page No.
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets-
             June 30, 1996 and December 31, 1995                                                3

           Condensed Consolidated Statements of Operations-
             Quarters ended June 30, 1996 and 1995
               and Six Months ended June 30, 1996 and June 30, 1995                             4

           Condensed Consolidated Statements of Cash Flows-
             Six Months ended June 30, 1996 and June 30, 1995                                   5

           Notes to Condensed Consolidated Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                          8

                          PART II -- OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                 13

           Signature                                                                           14

                                  PHAMIS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)

- -------------------------------------------------------------------------------------------------------
                                                                       June 30,            December 31,
                                                                         1996                 1995
- -------------------------------------------------------------------------------------------------------
                       Assets
                       ------
Current assets:
   Cash and cash equivalents                                             $ 1,840              $ 4,488
   Investments available for sale, at fair value                          18,691               19,890
   Accounts receivable, net                                                5,434                6,153
   Accrued revenue receivable                                              1,643                1,143
   Refundable income taxes                                                   761                  777
   Deferred income taxes                                                   1,141                  950
   Prepaid expenses and other assets                                         670                  651
                                                                         ----------------------------
          Total current assets                                            30,180               34,052
                                                                         ----------------------------

Furniture, equipment and leasehold improvements, at cost                   8,207                6,396
   Less accumulated depreciation and amortization                          3,312                3,458
                                                                         ----------------------------
                                                                           4,895                2,938
                                                                         ----------------------------
Other investments, at cost                                                 2,043                1,082
Capitalized software costs, net                                            4,070                3,060
Other assets                                                                 392                  367
                                                                         ----------------------------
          Total assets                                                   $41,580              $41,499
                                                                         ============================
                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
   Note payable to bank                                                  $    -               $   209
   Current installments of long-term obligations                             116                  265
   Accounts payable and accrued liabilities                                3,834                4,498
   Income taxes payable                                                       90                   -
   Deferred revenue                                                        6,319                7,236
                                                                         ----------------------------
          Total current liabilities                                       10,359               12,208
                                                                         ----------------------------

Long-term obligations, excluding current installments                         98                  152

Deferred income taxes                                                      1,510                1,059

Shareholders' equity:
   Preferred stock                                                            -                    -
   Common stock                                                               15                   15
   Additional paid-in capital                                             26,672               25,921
   Unrealized gains (losses) on investments                                   (8)                  32
   Retained earnings                                                       2,934                2,112
                                                                         ----------------------------
          Total shareholders' equity                                      29,613               28,080
                                                                         ----------------------------
          Total liabilities and shareholders' equity                     $41,580              $41,499
 ----------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated  financial statements.

                                  PHAMIS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     QUARTERS ENDED JUNE 30, 1996 AND 1995

                  AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- -----------------------------------------------------------------------------------------------
                                                                              Year        Year
                                                  Second       Second          to          to
                                                 Quarter       Quarter        Date        Date
                                                   1996          1995         1996        1995
- -----------------------------------------------------------------------------------------------
Net revenues                                      $12,160      $12,026     $24,275     $23,689
Cost of revenues                                    6,865        7,171      13,865      14,260
                                                  ---------------------------------------------
   Gross margin                                     5,295        4,855      10,410       9,429
                                                  ---------------------------------------------
Operating expenses:
   Sales and marketing                              1,811        1,487       3,678       2,718
   Research and development                         1,655          829       3,128       1,561
   General and administrative                       1,012        1,351       2,015       2,595
   Merger and acquisition costs                         -            -         292           -
   Corporate headquarters relocation                  304            -         304           -
                                                  ---------------------------------------------
          Total operating expenses                  4,782        3,667       9,417       6,874
                                                  ---------------------------------------------
Operating income                                      513        1,188         993       2,555
                                                  ---------------------------------------------
   Other income (expense):
   Interest income                                    208          278         402         559
   Interest expense                                   (10)         (15)        (21)        (35)
   Other, net                                         (38)          34         (41)         35
                                                  ---------------------------------------------
          Other income (expense), net                 160          297         340         559
                                                  ---------------------------------------------
          Income before income taxes                  673        1,485       1,333       3,114
Provision for income taxes                            206          383         511         850
                                                  ---------------------------------------------
          Net income                              $   467      $ 1,102     $   822     $ 2,264
                                                  =============================================
Net income per common share - primary                $.07         $.17        $.13        $.36
Net income per common share - fully
 diluted                                             $.07         $.17        $.13        $.36
Weighted average number of common
 shares outstanding - primary                       6,347        6,300       6,372       6,261
Weighted average number of common
 shares outstanding - fully diluted                 6,347        6,323       6,372       6,298
- -----------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated  financial statements.

                                  PHAMIS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- --------------------------------------------------------------------------------------------------------------------
                                                                                          1996              1995
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                            $   822          $  2,264
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                      1,146               845
        Deferred income taxes                                                                281              (498)
        Other                                                                                106                -
        Change in certain assets and liabilities:
           Accounts receivable and accrued revenue receivable                                219            (3,037)
           Prepaid expenses and other current assets                                         (19)               61
           Refundable income taxes                                                            16                -
           Accounts payable and accrued liabilities                                         (664)            3,659
           Income taxes payable                                                              178                77
           Deferred revenue                                                                 (917)              413
                                                                                        ----------------------------
              Net cash provided by operating activities                                    1,168             3,784
                                                                                        ----------------------------
Cash flows from investing activities:
    Purchases of investments                                                             (10,469)          (54,448)
    Maturities and sales of investments                                                   11,604            50,025
    Purchases of furniture, equipment and leasehold improvements                          (2,619)             (900)
    Purchases of other investments                                                          (961)               -
    Capitalized software development costs                                                (1,600)             (852)
    Decrease (increase) in other assets and other                                            (24)             (103)
                                                                                        ----------------------------
              Net cash used in investing activities                                       (4,069)           (6,278)
                                                                                        ----------------------------
Cash flows from financing activities:
    Net change in note payable to bank                                                      (209)              (16)
    Principal repayments of long-term obligations                                           (202)             (341)
    Net proceeds from initial public offering                                                 -              4,192
    Proceeds from issuance of common stock under stock option and employee
      benefit plans                                                                          664             1,014
                                                                                        ----------------------------
              Net cash provided by financing activities                                      253             4,849
                                                                                        ----------------------------
              Net increase (decrease) in cash and cash equivalents                        (2,648)            2,355

Cash and cash equivalents at beginning of period                                           4,488             3,306
                                                                                        ----------------------------
Cash and cash equivalents at end of period                                              $  1,840          $  5,661
- --------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Non-cash financing activities:
   Tax benefit from stock options exercised                                             $     88          $    332
                                                                                        ========          ========

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at June 30, 1996, and the condensed consolidated statements of operations and cash flows for the interim periods ended June 30, 1996 and 1995.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1995, 1994 and 1993, in the Company's 1995 Form 10-K. Prior period balances have been reclassified to conform to the 1996 presentation, and restated for the acquisition of DataBreeze, Inc. discussed in
Note 2 of Notes to Condensed Consolidated Financial Statements.

The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.    ACQUISITION

In March 1996, the Company acquired DataBreeze, Inc. ("DataBreeze"), a Florida-based provider of information systems for physician practices. DataBreeze became a wholly-owned subsidiary of the Company and continues to operate from its Florida headquarters. The transaction was accounted for as a pooling-of-interests, and was effected through the exchange of 153,609 shares of common stock of the Company for all the issued and outstanding shares of DataBreeze. In connection with the merger, the Company incurred approximately $292,000 of one-time merger costs consisting principally of transaction fees for investment bankers, attorneys, and other related charges necessary to consummate the transaction. The consolidated financial statements for periods prior to the transaction have been restated to include the accounts and results of operations of DataBreeze.

The results of operations previously reported by the separate enterprises and the consolidated amounts for the years ended December 31, 1995 and 1994 are summarized below.

                                    Year ended December 31,
                                    -----------------------
                                     1995             1994
                                     ----             ----
                                        (In thousands)
       Net revenues:
                 PHAMIS Inc.         $44,003          34,442
                 DataBreeze            3,162           4,659
                                     -------         -------
                 Consolidated        $47,165          39,101
                                     =======         =======

       Extraordinary item:
                 PHAMIS Inc.         $    -               -
                 DataBreeze               -              298
                                     -------         -------
                 Consolidated        $    -              298
                                     =======         =======

       Net income (loss):
                 PHAMIS Inc.         $ 4,546           2,401
                 DataBreeze             (238)            136
                                     -------         -------
                 Consolidated        $ 4,308           2,537
                                     =======         =======

                                 PHAMIS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at June 30, 1996 and December 31, 1995 consist principally of tax-exempt, investment-grade, interest-bearing securities diversified among security types and users.

Investments available-for-sale consisted of the following at June 30, 1996:

                                                                      Unrealized             Estimated
                                              Cost                  gains (losses)           fair value
                                          --------------------------------------------------------------
                                                                     (In thousands)
Money market funds                          $   448                          -                     448
State and municipal bonds and notes           9,460                        (12)                  9,448
Tax-exempt municipal preferreds               8,796                         (1)                  8,795
                                          --------------------------------------------------------------
                                            $18,704                         (13)                 18,691
                                          ==============================================================

At June 30, 1996, approximately $8,000, net of income taxes, of unrealized holding losses were recorded in shareholders' equity. At December 31, 1995, approximately $32,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. The weighted average contractual maturity date for the Company's available-for-sale portfolio was approximately five months at June 30, 1996.

NOTE 4.  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings to date on uncompleted contracts were as follows:

                                                                    June 30,                 December 31,
                                                                      1996                       1995
                                                                  ---------------------------------------
                                                                            (in thousands)
          Costs incurred on uncompleted contracts                   $ 57,585                    $55,641
          Estimated earnings                                          38,292                     33,321
                                                                  --------------------------------------
                                                                      95,877                     88,962
          Less billings to date                                      100,553                     95,055
                                                                  --------------------------------------
                                                                    $ (4,676)                   $(6,093)
                                                                  ======================================

          Included in accompanying balance sheets under the
            following captions:
              Accrued revenue receivable                             $ 1,643                    $ 1,143
              Deferred revenue                                        (6,319)                    (7,236)
                                                                  --------------------------------------
                                                                     $(4,676)                   $(6,093)
                                                                  ======================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

Overview

The Company develops, markets, installs and services enterprise-wide, patient-centered healthcare information systems for use by large- and medium-sized healthcare providers. The Company's DataBreeze/TM/ practice management and managed care information system is designed for medium- to large-sized management service organizations (MSOS), and multi-specialty, multi-site physician group practices. The Company's revenues are derived from system, license and service sales, support and maintenance fees, and sales of third-party hardware relating to its products. Systems revenues are generated from long-term contracts to deliver and install an integrated system solution. The revenues and related costs on these contracts, including the revenues from the resale of third-party hardware, are recognized using the percentage-of-completion method based on the estimated labor hours required to complete an installation. Support and maintenance revenues are recognized over the contract period, while additional hardware revenues, generated from hardware sales not included in a systems contract, are recognized when the hardware is shipped. The Company's total backlog consists of signed contracts for systems installation, support and maintenance, and additional software and services that are not yet recognized as revenue.

Revenue for the second quarter ended June 30, 1996, increased to $12.2 million from $12.0 million in the second quarter of 1995. The increase in second quarter revenues was principally due to increased support and maintenance sales. Net income, after $304,000 of one-time corporate headquarters relocation costs, decreased 58 percent to $467,000 or $0.07 per share compared with $1.1 million or $0.17 per share, in the second quarter of 1995.

On a year-to-date basis, revenues increased from $23.7 million to $24.3 million, primarily due to an 8 percent increase in systems, licenses, and services and support and maintenance revenues, the Company's core revenue categories. These increases were partially offset by a $1.0 million, or 33 percent, decline in additional hardware revenues. Net income, prior to one-time charges, decreased 43 percent to $1.3 million or $0.21 per share compared with $2.3 million or $0.36 per share for 1995. Net income, after one-time merger costs and corporate headquarters relocation costs of $292,000 and $304,000, respectively, decreased 64 percent to $822,000 or $0.13 per share compared with $2.3 million or $0.36 per share for 1995.

NET REVENUES, COST OF REVENUES AND GROSS MARGINS

The following table sets forth the dollar amount of each revenue category, the percentage that each revenue category represents of total revenue, the dollar amount of each category of cost of revenues and gross margins, and the percentage that each category of cost of revenues and gross margins bears to net revenues for that category:

                                         Quarters ended June 30,                       Six months ended June 30,
                                         -----------------------                       -------------------------
                                         1996                 1995                      1996                1995
                                         ----                 ----                      ----                ----
                                      $        %         $        %                   $       %           $       %
                                      -        -         -        -                   -       -           -       -
                                                                 (dollars in thousands)
NET REVENUES:
Systems, licenses and service...     9,044    74.4      9,317    77.5              18,404    75.8       17,668    74.6
Support and maintenance.........     1,957    16.1      1,477    12.3               3,798    15.7        2,906    12.3
Additional hardware.............     1,159     9.5      1,232    10.2               2,073     8.5        3,115    13.1
                                   -------   -----    -------   -----             -------   -----      -------   -----
     Total......................    12,160   100.0     12,026   100.0              24,275   100.0       23,689   100.0
COST OF REVENUES:
Systems, licenses and service...     4,886    54.0      5,383    57.8              10,067    54.7       10,108    57.2
Support and maintenance.........     1,186    60.6        963    65.2               2,376    62.6        1,996    68.7
Additional hardware.............       793    68.4        825    67.0               1,422    68.6        2,156    69.2
                                   -------            -------                     -------              -------
     Total......................     6,865    56.5      7,171    59.6              13,865    57.1       14,260    60.2
GROSS MARGINS:
Systems, licenses and service...     4,158    46.0      3,934    42.2               8,337    45.3        7,560    42.8
Support and maintenance.........       771    39.4        514    34.8               1,422    37.4          910    31.3
Additional hardware.............       366    31.6        407    33.0                 651    31.4          959    30.8
                                   -------            -------                     -------              -------
     Total......................   $ 5,295    43.5    $ 4,855    40.4             $10,410    42.9      $ 9,429    39.8
                                   =======            =======                     =======              =======

Systems, licenses and service revenues were $9.0 million in the second quarter of 1996, a 3 percent decrease over the same period a year ago. The decrease in the second quarter was primarily due to customer-driven implementation delays. For the six month period, systems, licenses and service sales increased 4 percent, from $17.7 million to $18.4 million. The year-to-date increase was primarily due to an increase in the rates realized per revenue hour, and the addition of revenues from third-party solution partner agreements. The Company's backlog of systems, licenses and services was $42.3 million (out of a total backlog of $66.9 million) at June 30, 1996.

Gross margin percentages on systems, licenses and service sales were 46.0% and 45.3% for the three- and six-month periods ended June 30, 1996, respectively. The current year margins compare favorably to prior year margin percentages for the same periods last year of 42.2% and 42.8%, respectively.

The higher level of gross margin percentages during 1996 is primarily due to the shift to newer higher margin contracts from older completed, or nearly completed, contracts with less favorable margins. In addition, the Company's adoption of more formalized implementation methodologies, the introduction of release-based products, and additional experience in performing large-system contract installations contributed to the increased 1996 gross margins.

Support and maintenance revenues increased 33 percent to $2.0 million in the second quarter of 1996 from $1.5 million in the second quarter of 1995. Year-to-date support and maintenance revenues increased 31% to $3.8 million at June 30, 1996 from $2.9 million at June 30, 1995. In 1996, gross margins on support and maintenance have increased as the Company has been able to spread the fixed portion of its maintenance costs over a larger installed customer base. In addition, the Company's support and maintenance costs have stabilized as more of the Company's customers have migrated to the Company's release-based products, which decreases the amount of site-specific maintenance costs incurred by the Company.

Additional hardware revenues were $1.2 million during each of the quarters ended June 30, 1996 and 1995, respectively, and $2.1 million and $3.1 million for the six months ended June 30, 1996 and 1995, respectively.

Sales of additional hardware have historically experienced significant quarterly fluctuations, and may vary significantly from period to period as they are limited in number and individual sales can have a high dollar value. The level of future hardware sales may be impacted by both price decreases and by the increasing opportunities to sell such hardware as the Company's installed customer base increases.

OPERATING EXPENSES

Sales and Marketing
- -----------------------------------------------------------------------------------------
                                        Percentage                            Percentage
                           June 30,         of                    June 30,        of
                            1996       Net Revenues     Change      1995     Net Revenues
                           -------     ------------     ------    --------   ------------
Three months ended         $1,811          14.9%          22%      $1,487       12.4%

Six months ended           $3,678          15.2%          35%      $2,718       11.5%

The increase in second quarter and year-to-date sales and marketing expense was primarily the result of increased personnel costs, corporate marketing, and corporate communication program expenditures necessary to promote the Company's competitive position and expand its customer base. Sales and marketing expense increased as a percentage of net revenues in 1996 as the rate of increase in sales and marketing expense exceeded the rate of increase in net revenues. The Company believes that this level of expenditure is appropriate to take advantage of significant opportunities to sell new systems contracts in the current market environment. The Company's efforts to expand its customer base, promote its competitive position, and support the sales and marketing of new and existing applications will continue throughout the remainder of 1996.

Research and Development
- ------------------------------------------------------------------------------------------
                                        Percentage                             Percentage
                           June 30,         of                     June 30,        of
                            1996       Net Revenues     Change      1995      Net Revenues
                           --------    ------------     ------     --------   ------------
Three months ended         $1,655         13.6%          100%      $  829        6.9%

Six months ended           $3,128         12.9%          100%      $1,561        6.6%

The Company's research and development efforts focus on enhancing existing applications and developing new applications for the LASTWORD(R), ENTERPRISE VIEW/TM/, and DataBreeze/TM/ systems, and integrating applications from its third party solution providers. The following table sets forth certain information regarding research and development expense and amounts of capitalized software development costs for the quarters ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995:

                                                                    Quarters Ended                Six Months Ended
                                                                    --------------                ----------------
                                                                    1996      1995                1996        1995
                                                                    ----      ----                ----        ----
                                                                                  (dollars in thousands)
Research and development expenditures:
 Research and development expense..............................   $1,655    $  829              $3,128      $1,561
 Capitalized software development costs........................      801       407               1,600         852
 Funded research and development under development contracts...       83       124                 209         193
                                                                  ------    ------              ------      ------
 Total research and development expenditures...................   $2,539    $1,360              $4,937      $2,606
                                                                  ======    ======              ======      ======
As a percentage of net revenues:
 Research and development expense..............................     13.6%      6.9%               12.9%        6.6%
 Total research and development expenditures...................     20.9      11.3                20.3        11.0
Capitalized costs as a percentage of total
  research and development expenditures........................     31.6      29.9                32.4        32.7

The Company believes it must maintain a substantial commitment to research and development to remain competitive. Since 1993, the Company has spent increasing amounts on research and development and expects this trend to continue. The Company capitalizes software development costs when technological feasibility on a particular project has been established and thereafter until the related product is available for general release to customers. Research and development expense increased $826,000 and $1.6 million in the second quarter and first six months of 1996, respectively, as the Company added development personnel and devoted increased hours and resources to development projects. In addition, several of the Company's larger development projects had reached technological feasibility, which increased capitalized software development costs by approximately $394,000 and $748,000, respectively, during the same periods.

The Company anticipates its level of capitalized software development costs as a percentage of total research and development expenditures will fluctuate based upon the nature and timing of specific development projects undertaken, including anticipated development activities in international markets.


General and Administrative
- --------------------------------------------------------------------------------------
                                    Percentage                             Percentage
                        June 30,        of                      June 30,       of
                          1996     Net Revenues      Change       1995    Net Revenues
                        --------   -------------   -----------   ------   -------------
Three months ended        $1,012        8.3%           (25)%      $1,351       11.2%

Six months ended          $2,015        8.3%           (22)%      $2,595       10.9%

General and administrative expense decreased in the second quarter, and for the six months ended June 30, 1996, primarily due to a decrease in legal fees related to the successful defense of the civil action complaint filed by TDS Healthcare Systems Corporation (TDS), and a reduction in management bonuses. All claims against the Company in this matter were dismissed in October 1995, and the Company and TDS have agreed that the judgment entered in the case is final and no appeals will be filed. During the second quarter the Company relocated to its new corporate headquarters, and incurred approximately $304,000 of one-time, non-recurring administrative expenses related to the relocation to its new corporate headquarters.

Other income (Expense), Net
- --------------------------------------------------------------------------------------
                                    Percentage                             Percentage
                        June 30,        of                      June 30,       of
                          1996     Net Revenues      Change       1995    Net Revenues
                        --------   -------------   -----------   ------   -------------
Three months ended         $160         1.3%          (46)%        $297        2.5%

Six months ended           $340         1.4%          (39)%        $559        2.4%

The decrease in other income (expense), net in 1996 was directly attributable to lower cash, cash equivalents, and investment balances during 1996, and lower interest yields due to a shift in investment portfolio holdings from taxable securities to tax-exempt securities.

Provision for Income Taxes
- ----------------------------------------------------------------------------------------------------
                                    Percentage                              Percentage
                        June 30,        of         Effective    June 30,        of         Effective
                         1996      Net Revenues     Tax Rate      1995     Net Revenues     Tax Rate
                        --------   ------------    ---------    --------   ------------    ----------
Three months ended        $206         1.7%          30.6%        $383          3.2%          25.8%

Six months ended          $511         2.1%          38.3%        $850          3.6%          27.3%

The Company's effective tax rate for the second quarter of 1996 was less than the enacted statutory federal tax rate due to tax-exempt interest. The Company's effective tax rate for the first six months of 1996 exceeds the enacted statutory federal tax rate due to the $292,000 of one-time, nondeductible merger costs related to the Databreeze acquisition in March 1996 (Note 2 of Notes to Condensed Consolidated Financial Statements). The Company anticipates that the effective tax rate will approximate the statutory tax rate for the balance of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's principal sources of liquidity consisted of $1.8 million in cash and cash equivalents, $18.7 million in investments available for sale, $5.4 million of accounts receivable and up to $5.0 million available under a bank line of credit. As of June 30, 1996, no amounts were outstanding under this line of credit and the Company was in compliance with all applicable debt covenants. The Company had working capital of $19.8 million at June 30, 1996. The Company requires significant down payments on its system and license sales contracts and attempts to negotiate its subsequent milestone payments so that it is in a cash positive position throughout most of the contract period. Amounts billed in excess of costs and earnings on contracts are reflected as deferred revenue on the Company's balance sheet.

The Company believes existing cash, cash equivalents, investments available for sale, accounts receivable and available bank credit, together with the anticipated cash generated from operations and the exercise of stock options, will provide sufficient funds for internal working capital needs, capital expenditure requirements, and possible acquisitions of products or technologies complementary to the Company's business for the foreseeable future.

                     PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 14, 1996. Of the 5,855,711 shares outstanding on March 13, 1996, the record date, 5,321,545 shares, or 91%, were represented at the meeting, either in person or by proxy.

A proposal to elect two (2) Class II directors of the Company to serve for a three-year term expiring at the Annual Meeting of Shareholders in 1999 was approved by shareholders. This proposal received the following votes:

                                FOR       WITHHELD
                                ---       --------
      Malcolm A. Gleser       5,302,919     18,626
      Daniel Dyer             5,302,919     18,626

Also, a proposal to amend the Company's 1993 Combined Incentive and Nonqualified Stock Option Plan increasing by 500,000 shares the number of shares reserved for issuance under the Plan was approved by shareholders. This proposal received the following votes:

      For:                    3,589,558
      Against:                1,295,344
      Abstain:                    3,740
      Broker non-votes:         432,903


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAMIS, Inc.

By  /s/ Gregg W. Blodgett                      Date:  August 12, 1996
    ---------------------
    Gregg W. Blodgett
    Vice President of Finance and Administration
    Chief Financial Officer and Treasurer
    (Principal Accounting Officer)