Form 10-Q
period 1996-09-30
PHAMIS INC /WA/
filed 1996-11-13
CIK 932280

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q

        (MARK ONE)
          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  0 - 25078

                                  PHAMIS, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                        91-1141795
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification Number)

     1001 FOURTH AVENUE PLAZA, SUITE 1500, SEATTLE, WASHINGTON  98154-1144
             (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:   (206) 622-9558

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ----     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                SHARES OUTSTANDING
       CLASS                                    SEPTEMBER 30, 1996
       -----                                    ------------------

     Common Stock                                  6,073,051

===============================================================================

                               TABLE OF CONTENTS





                                                                                               Page No.
                        PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets-
          September 30, 1996 and December 31, 1995                                                3

         Condensed Consolidated Statements of Operations-
          Quarters ended September 30, 1996 and 1995
           and Nine Months ended September 30, 1996 and September 30, 1995                        4

         Condensed Consolidated Statements of Cash Flows-
          Nine Months ended September 30, 1996 and September 30, 1995                             5

         Notes to Condensed Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                               8


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                        13

         Signature                                                                               14

                                  PHAMIS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,     December 31,
                                                                                    1996             1995
------------------------------------------------------------------------------------------------------------------------------------
                                    Assets

Current assets:
     Cash and cash equivalents                                                      $ 1,040             $ 4,488
     Investments available for sale, at fair value                                   18,897              19,890
     Accounts receivable, net                                                         7,624               6,153
     Accrued revenue receivable                                                       2,186               1,143
     Refundable income taxes                                                            775                 777
     Deferred income taxes                                                            1,010                 950
     Prepaid expenses and other assets                                                  910                 651
                                                                                    -------             -------
                     Total current assets                                            32,442              34,052
                                                                                    -------             -------
Furniture, equipment and leasehold improvements, at cost                              8,526               6,396
     Less accumulated depreciation and amortization                                   3,628               3,458
                                                                                    -------             -------
                                                                                      4,898               2,938
                                                                                    -------             -------
Other investments and advances, at cost                                               2,173               1,082
Capitalized software costs, net                                                       4,610               3,060
Other assets                                                                            381                 367
                                                                                    -------             -------
                     Total assets                                                   $44,504             $41,499
                                                                                    =======             =======
        Liabilities and Shareholders' Equity
        ----------------------------------------

Current liabilities:
     Note payable to bank                                                           $     -             $   209
     Current installments of long-term obligations                                      107                 265
     Accounts payable and accrued liabilities                                         4,870               4,498
     Deferred revenue                                                                 7,184               7,236
                                                                                    -------             -------
                     Total current liabilities                                       12,161              12,208
                                                                                    -------             -------
Long-term obligations, excluding current installments                                    74                 152
Deferred income taxes                                                                 1,780               1,059
Shareholders' equity:
     Preferred stock                                                                      -                   -
     Common stock                                                                        15                  15
     Additional paid-in capital                                                      26,868              25,921
     Unrealized gains on investments                                                      1                  32
     Retained earnings                                                                3,605               2,112
                                                                                    -------             -------
                     Total shareholders' equity                                      30,489              28,080
------------------------------------------------------------------------------------------------------------------------------------
                     Total liabilities and shareholders' equity                     $44,504             $41,499
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

               AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year        Year
                                                                Third        Third        to          to
                                                               Quarter      Quarter      Date        Date
                                                                 1996        1995        1996        1995
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                    $12,814     $11,173     $37,089     $34,862
Cost of revenues                                                  7,812       6,414      21,677      20,674
                                                                -------     -------     -------     -------
    Gross margin                                                  5,002       4,759      15,412      14,188
                                                                -------     -------     -------     -------
Operating expenses:
    Sales and marketing                                           1,744       1,416       5,422       4,134
    Research and development                                      1,318       1,109       4,446       2,670
    General and administrative                                      868       1,280       2,883       3,875
    Merger and acquisition costs                                      -           -         292           -
    Corporate headquarters relocation                                 -           -         304           -
    International market entry costs                                310           -         310           -
                                                                -------     -------     -------     -------
                     Total operating expenses                     4,240       3,805      13,657      10,679
                                                                -------     -------     -------     -------
                     Operating income                               762         954       1,755       3,509
                                                                -------     -------     -------     -------
Other income (expense):
    Interest income                                                 192         271         594         830
    Interest expense                                                 (5)        (14)        (26)        (49)
    Other, net                                                       26           3         (14)         38
                                                                -------     -------     -------     -------
                     Other income, net                              213         260         554         819
                                                                -------     -------     -------     -------
                     Income before income taxes                     975       1,214       2,309       4,328
Provision for income taxes                                          304         141         816         991
                                                                -------     -------     -------     -------
                     Net income                                 $   671     $ 1,073     $ 1,493     $ 3,337
                                                                =======     =======     =======     =======
Net income per common share - primary                           $   .11     $   .17     $   .23     $   .53
Net income per common share - fully diluted                     $   .11     $   .17     $   .23     $   .53
Weighted average number of common                                 6,351       6,369       6,367       6,299
 shares outstanding - primary
Weighted average number of common                                 6,354       6,369       6,366       6,327
 shares outstanding - fully diluted
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)

___________________________________________________________________________________________________________________________________
                                                                                                           1996        1995
___________________________________________________________________________________________________________________________________
Cash flows from operating activities:
  Net income                                                                                             $1,493       $ 3,337
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                                         1,894         1,305
    Deferred income taxes                                                                                   678           164
    Other                                                                                                   106             -
    Change in certain assets and liabilities:
      Accounts receivable and accrued revenue receivable                                                 (2,515)       (1,698)
      Prepaid expenses and other current assets                                                            (259)           17
      Refundable income taxes                                                                                 2          (868)
      Accounts payable and accrued liabilities                                                              371         2,423
      Income taxes payable                                                                                  110           306
      Deferred revenue                                                                                      (54)       (1,118)
                                                                                                         ------       -------
        Net cash provided by operating activities                                                         1,826         3,868
                                                                                                         ------       -------
Cash flows from investing activities:
  Purchases of investments                                                                              (17,540)      (59,805)
  Maturities and sales of investments                                                                    18,486        54,030
  Purchases of furniture, equipment and leasehold improvements                                           (2,938)       (1,381)
  Other investments and advances                                                                         (1,091)           -
  Capitalized software development costs                                                                 (2,573)       (1,227)
  Decrease (increase) in other assets and other                                                             (13)           19
                                                                                                         ------       -------
        Net cash used in investing activities                                                            (5,669)       (8,364)
                                                                                                         ------       -------

Cash flows from financing activities:
  Net change in note payable to bank                                                                       (209)           31
  Principal repayments of long-term obligations                                                            (235)         (399)
  Net proceeds from initial public offering                                                                   -         4,192
  Proceeds from issuance of common stock under stock option and employee                                    839         1,474
   benefit plans                                                                                         ------       -------
        Net cash provided by financing activities                                                           395         5,298
                                                                                                         ------       -------
        Net increase (decrease) in cash and cash equivalents                                             (3,448)          802
Cash and cash equivalents at beginning of period                                                          4,488         3,306
                                                                                                         ------       -------
Cash and cash equivalents at end of period                                                               $1,040       $ 4,108
                                                                                                         ======       =======
___________________________________________________________________________________________________________________________________

  Supplemental Disclosures of Cash Flow Information:
    Non-cash financing activities:
      Tax benefit from stock options exercised                                                           $  108       $   561
                                                                                                         ======       =======

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at September 30, 1996, and the condensed consolidated statements of operations and cash flows for the interim periods ended September 30, 1996 and 1995.

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

The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                                    Year ended December 31,
                                    ------------------------
                                        1995         1994
                                        ----         ----
                                         (In thousands)
       Net revenues:
             PHAMIS Inc.              $44,003       34,442
             DataBreeze                 3,162        4,659
                                      -------       ------
             Consolidated             $47,165       39,101
                                      =======       ======

       Extraordinary item:
             PHAMIS Inc.              $     -            -
             DataBreeze                     -          298
                                      -------       ------
             Consolidated             $     -          298
                                      =======       ======

       Net income (loss):
             PHAMIS Inc.              $ 4,546        2,401
             DataBreeze                  (238)         136
                                      -------       ------
             Consolidated             $ 4,308        2,537
                                      =======       ======

                                  PHAMIS INC.

             Notes to Condensed Consolidated Financial Statements


NOTE 3.  INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at September 30, 1996 and December 31, 1995 consist principally of tax-exempt, investment-grade, interest-bearing securities diversified among security types and users.

Investments available-for-sale consisted of the following at September 30, 1996:

                                                                                   Unrealized        Estimated
                                                                     Cost         gains (losses)     fair value
                                                                    -------------------------------------------
                                                                                 (in thousands)
         Money market funds                                         $   595               -               595
         State and municipal bonds and notes                          9,151               1             9,152
         Tax-exempt municipal preferreds                              9,150               -             9,150
                                                                    -----------------------------------------
                                                                    $18,896               1            18,897
                                                                    =========================================

At September 30, 1996, approximately $1,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. At December 31, 1995, approximately $32,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. The weighted average contractual maturity date for the Company's available-for-sale portfolio was approximately six months at September 30, 1996.

NOTE 4.  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings to date on uncompleted contracts were as follows:

                                                Sept. 30,    Dec. 31,
                                                   1996        1995
                                                ---------------------
                                                   (In thousands)
    Costs incurred on uncompleted contracts      $55,776     $55,641
    Estimated earnings                            36,519      33,321
                                                 -------------------
                                                  92,295      88,962
    Less billings to date                         97,293      95,055
                                                 -------------------
                                                 $(4,998)    $(6,093)
                                                 ===================

    Included in accompanying balance sheets
      under the following captions:
       Accrued revenue receivable                $ 2,186     $ 1,143
       Deferred revenue                           (7,184)     (7,236)
                                                 -------------------
                                                 $(4,998)    $(6,093)
                                                 ===================

NOTE 5.  OTHER INVESTMENTS AND ADVANCES

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

In February 1996, the Company signed a Distribution Agreement with a California-based software developer of mobile computing solutions for the home healthcare marketplace. The Agreement allows the Company to distribute the home healthcare solutions throughout its direct sales network. In addition to the Agreement, the Company purchased a minority equity interest in the developer for approximately $950,000 in cash. The equity interest is accounted for under the cost method of accounting. Subsequent to the initial investment, the Company has advanced additional funds to the developer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Overview

The Company develops, markets, installs and services enterprise-wide, patient-centered healthcare information systems for use by large- and medium-sized healthcare providers. The Company's DataBreeze(TM) practice management and managed care information system is designed for medium- to large-sized management service organizations (MSOs), and multi-specialty, multi-site physician group practices. The Company's revenues are derived from system, license and service sales, support and maintenance fees, and sales of third-party hardware relating to its products. Systems revenues are generated from long-term contracts to deliver and install an integrated system solution. The revenues and related costs on these contracts, including the revenues from the resale of third-party hardware, are recognized using the percentage-of-completion method based on the estimated labor hours required to complete an installation. Support and maintenance revenues are recognized over the contract period, while additional hardware revenues, generated from hardware sales not included in a systems contract, are recognized when the hardware is shipped. The Company's total backlog consists of signed contracts for systems installation, support and maintenance, and additional software and services that are not yet recognized as revenue.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics, or all capital letters, various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures on page 12 under the caption "Other Factors That May Affect Operating Results", which is not italicized or capitalized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Results of Operations

Revenue for the third quarter ended September 30, 1996, increased to $12.8 million from $11.2 million in the third quarter of 1995. The increase in third quarter revenues was principally due to increased additional hardware sales. Net income decreased 37 percent to $671,000 or $0.11 per share compared with $1.1 million or $0.17 per share, in the third quarter of 1995. The decrease in third quarter income before income taxes was primarily due to one-time international market entry costs of $310,000. In addition, a favorable IRS ruling in the third quarter of 1995 accelerated the recognition of previously unrecognized deferred tax benefits, and reduced the Company's effective tax rate to 12% compared to 31% in the third quarter of 1996.

On a year-to-date basis, revenues increased from $34.9 million to $37.1 million, primarily due to a combined 5% increase in systems, licenses and services, and support and maintenance revenues, the Company's core revenue categories. In addition, additional hardware revenues increased $662,000, or 18 percent, over year-to-date 1995 levels. Net income, prior to special charges, decreased 34 percent to $2.2 million or $0.35 per share compared with $3.3 million or $0.53 per share for 1995. Net income, after $906,000 of special charges, decreased 55 percent to $1.5 million or $0.23 per share compared with $3.3 million or $0.53 per share for 1995. The $1.8 million decline in year-to-date net income was primarily due to a $2.1 million increase in operating expenses, and the addition of $906,000 of special charges, which were partially offset by a $1.2 million increase in overall gross margins. THE COMPANY EXPECTS FOURTH QUARTER INCOME BEFORE INCOME TAXES, EXCLUDING U.K. MARKET ENTRY COSTS, WILL BE COMPARABLE TO THE RESULTS ACHIEVED IN THE THIRD QUARTER OF 1996.

Net Revenues, Cost of Revenues and Gross Margins

The following table sets forth the dollar amount of each revenue category, the percentage that each revenue category represents of total revenue, the dollar amount of each category of cost of revenues and gross margins, and the percentage that each category of cost of revenues and gross margins bears to net revenues for that category:

                                                 Quarters ended Sept. 30,                 Nine months ended Sept. 30,
                                                 ------------------------                 ---------------------------
                                                1996                  1995                  1996               1995
                                                ----                  ----                  ----               ----
                                             $         %          $         %           $          %        $         %
                                                                        (dollars in thousands)
NET REVENUES:
Systems, licenses and service........      8,654      67.5      9,229      82.6       27,008      72.8    26,897     77.2
Support and maintenance..............      2,031      15.9      1,469      13.1        5,829      15.7     4,375     12.5
Additional hardware..................      2,129      16.6        475       4.3        4,252      11.5     3,590     10.3
                                          ------     -----     ------     -----      -------     -----   -------    -----
     Total...........................     12,814     100.0     11,173     100.0       37,089     100.0    34,862    100.0
COST OF REVENUES:
Systems, licenses and service........      5,120      59.2      5,139      55.7       15,147      56.1    15,247     56.7
Support and maintenance..............      1,372      67.6        952      64.8        3,748      64.3     2,948     67.4
Additional hardware..................      1,320      62.0        323      68.0        2,782      65.4     2,479     69.1
                                          ------               ------                -------             -------
     Total...........................      7,812      61.0      6,414      57.4       21,677      58.4    20,674     59.3
GROSS MARGINS:
Systems, licenses and service........      3,534      40.8      4,090      44.3       11,861      43.9    11,650     43.3
Support and maintenance..............        659      32.4        517      35.2        2,081      35.7     1,427     32.6
Additional hardware..................        809      38.0        152      32.0        1,470      34.6     1,111     30.9
                                          ------               ------                -------             -------
     Total...........................     $5,002      39.0     $4,759      42.6      $15,412      41.6   $14,188     40.7
                                          ======               ======                =======             =======

Systems, licenses and service revenues were $8.7 million in the third quarter of 1996, a 6 percent decrease over the same period a year ago. The decrease in the third quarter was primarily due to customer-driven implementation delays, and a shift in the Company's revenue mix. For the nine month period, systems, licenses and service sales increased from $26.9 million to $27.0 million. The year-to-date increase was primarily due to an increase in the rates realized per revenue hour, and the addition of revenues from third-party solution partner agreements. The Company's backlog of systems, licenses and services was $49.4 million (out of a total backlog of $76.6 million) at September 30, 1996.

Gross margin percentages on systems, licenses and service sales declined to 40.8% for the three month period ended September 30, 1996, compared to 44.3% for the same period in 1995. The current quarter's decline in margins was due to a shift in the Company's revenue mix to lower margin services revenues from higher margin software revenues. For the year-to-date, the Company experienced an increase in systems, licenses and services gross margin percentages to 43.9% from 43.3% in 1995.

Support and maintenance revenues increased 38% to $2.0 million in the third quarter of 1996 from $1.5 million in the third quarter of 1995. Third quarter 1996 margins declined to 32.4%, compared to 35.2% in 1995, as support and maintenance costs increased to accommodate the recent transition of several customers from their installation phase to their customer support phase, and due to additional costs of periodic updates for current regulatory requirements. Historically, increases in support costs occur following system activations, as customers require additional support to become acclimated with the Company's system.

Year-to-date support and maintenance revenues increased 33% to $5.8 million at September 30, 1996 from $4.4 million at September 30, 1995. In 1996, gross margins on support and maintenance have increased as the Company has been able to spread the fixed portion of its maintenance costs over a larger installed customer base.

Third quarter additional hardware revenues increased to $2.1 million, a 348% increase over the same period in 1995. Third quarter gross margins were positively affected by sales of additional hardware for which the Company acted as an agent rather than a reseller. Year-to-date additional hardware revenues increased 18% to $4.3 million at September 30, 1996 from $3.6 million at September 30, 1995.

Sales of additional hardware have historically experienced significant quarterly fluctuations, and may vary significantly from period to period as they are limited in number and individual sales can have a high dollar value. THE LEVEL OF FUTURE HARDWARE SALES MAY BE IMPACTED BY BOTH PRICE DECREASES AND BY THE INCREASING OPPORTUNITIES TO SELL SUCH HARDWARE AS THE COMPANY'S INSTALLED CUSTOMER BASE INCREASES AND CONSOLIDATION TAKES PLACE.

THE COMPANY EXPECTS REVENUES IN THE FOURTH QUARTER OF 1996 WILL BE COMPARABLE TO THOSE IN THE THIRD QUARTER OF 1996. RISKS THAT COULD CAUSE ACTUAL REVENUES TO DIFFER FROM EXPECTED REVENUES INCLUDE CHANGING VOLUMES OF LABOR HOURS, CHANGES IN REALIZED RATES PER REVENUE HOUR, AND CHANGES IN THE COMPANY'S REVENUE MIX. OVERALL GROSS MARGIN PERCENTAGES IN THE FOURTH QUARTER OF 1996 ARE EXPECTED TO APPROXIMATE THE LEVEL EXPERIENCED IN THE THIRD QUARTER OF 1996. HOWEVER, ACHIEVEMENT OF THE COMPANY'S EXPECTATIONS IS SUBJECT TO A NUMBER OF RISKS, INCLUDING IMPLEMENTATION DELAYS AND CHANGES IN THE COMPANY'S REVENUE MIX.

Operating Expenses

Sales and Marketing
-------------------------------------------------------------------------------------------------------

                                               Percentage                                 Percentage
                               Sept. 30,           of                       Sept. 30,        of
                                 1996         Net Revenues       Change       1995        Net Revenues
                               -------        ------------       ------     --------     --------------
Three months ended             $1,744        13.6%                23%         $1,416       12.7%

Nine months ended              $5,422        14.6%                31%         $4,134       11.9%

The increase in third quarter and year-to-date sales and marketing expense was primarily the result of increased personnel costs, corporate marketing, and corporate communication program expenditures necessary to promote the Company's competitive position and expand its customer base. Sales and marketing expense increased as a percentage of net revenues in 1996 as the rate of increase in sales and marketing expense exceeded the rate of increase in net revenues. THE COMPANY BELIEVES THAT THIS LEVEL OF EXPENDITURE IS APPROPRIATE TO TAKE ADVANTAGE OF SIGNIFICANT OPPORTUNITIES TO SELL NEW SYSTEMS CONTRACTS IN THE CURRENT MARKET ENVIRONMENT. THE COMPANY'S EFFORTS TO EXPAND ITS CUSTOMER BASE, PROMOTE ITS COMPETITIVE POSITION, AND SUPPORT THE SALES AND MARKETING OF NEW AND EXISTING APPLICATIONS WILL CONTINUE THROUGHOUT THE REMAINDER OF 1996.

During the third quarter the Company incurred approximately $310,000 of "start-up" costs associated with its planned entry into the United Kingdom. The costs include pre-contract signing costs, and initial product conversion costs to make the Company's product applicable to the U.K. marketplace. THE COMPANY ANTICIPATES THAT ADDITIONAL NON-RECURRING EXPENSES WILL BE INCURRED IN THE FOURTH QUARTER, BUT WILL CONCLUDE AT THE TIME OF AN INITIAL CONTRACT SIGNING, WHICH IS ANTICIPATED TO OCCUR IN THE FOURTH QUARTER OF 1996.



Research and Development
___________________________________________________________________________________________________________________________________
                                                    Percentage                                  Percentage
                                    Sept. 30,          of                       Sept. 30,          of
                                     1996         Net Revenues     Change         1995         Net Revenues
                                    --------      ------------     -------      ---------      ------------
Three months ended                   $1,318          10.3%          19%         $1,109             9.9%

Nine months ended                    $4,446          12.0%          67%         $2,670             7.7%

The Company's research and development efforts focus on enhancing existing applications and developing new applications for the LASTWORD(R), Enterprise View(TM), and DataBreeze(TM) systems, and integrating applications from its third party solution providers. The following table sets forth certain information regarding research and development expense and amounts of capitalized software development costs for the quarters ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995:

                                                                              Quarters Ended       Nine Months Ended
                                                                           --------------------    -----------------
                                                                            1996          1995      1996      1995
                                                                           ------        ------    ------    ------
                                                                                    (dollars in thousands)
Research and development expenditures:
 Research and development expense...................................       $1,318        $1,109    $4,446    $2,670
 Capitalized software development costs.............................          973           375     2,573     1,227
 Funded research and development under development contracts........           82            79       291       272
                                                                           ------        ------    ------    ------
 Total research and development expenditures........................       $2,373        $1,563    $7,310    $4,169
                                                                           ======        ======    ======    ======
As a percentage of net revenues:
 Research and development expense...................................         10.3%          9.9%     12.0%      7.7%
 Total research and development expenditures........................         18.5          14.0      19.7      12.0
Capitalized costs as a percentage of total
  research and development expenditures.............................         41.0          24.0      35.2      29.4

THE COMPANY BELIEVES IT MUST MAINTAIN A SUBSTANTIAL COMMITMENT TO RESEARCH AND DEVELOPMENT TO REMAIN COMPETITIVE. SINCE 1993, THE COMPANY HAS SPENT INCREASING AMOUNTS ON RESEARCH AND DEVELOPMENT AND EXPECTS THIS TREND TO CONTINUE. The Company capitalizes software development costs when technological feasibility on a particular project has been established and thereafter until the related product is available for general release to customers. Research and development expense increased $209,000 and $1.8 million in the third quarter and first nine months of 1996, respectively, as the Company added development personnel and devoted increased hours and resources to development projects. In addition, the Company incurred significant expenditures developing release 4.0 of the LASTWORD(R) system, which contributed to the increase in capitalized software development costs of approximately $598,000 and $1.3 million, respectively, during the same periods.

THE COMPANY ANTICIPATES ITS LEVEL OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS AS A PERCENTAGE OF TOTAL RESEARCH AND DEVELOPMENT EXPENDITURES WILL FLUCTUATE BASED UPON THE NATURE AND TIMING OF SPECIFIC DEVELOPMENT PROJECTS UNDERTAKEN.


General and Administrative
___________________________________________________________________________________________________________________________________
                                                    Percentage                                  Percentage
                                    Sept. 30,          of                        Sept. 30,          of
                                     1996         Net Revenues      Change         1995         Net Revenues
                                    -------       ------------     -------      ---------      ------------

Three months ended                   $  868           6.8%         (32)%        $1,280            11.5%

Nine months ended                    $2,883           7.8%         (26)%        $3,875            11.1%

General and administrative expense decreased in the third quarter, and for the nine months ended September 30, 1996, primarily due to a decrease in legal fees related to the successful defense of the civil action complaint filed by TDS Healthcare Systems Corporation (TDS), and a reduction in management bonuses. All claims against the Company in the TDS matter were dismissed in October 1995, and the Company and TDS have agreed that the judgment entered in the case is final and no appeals will be filed.

THE COMPANY EXPECTS TO MAINTAIN GENERAL AND ADMINISTRATIVE SPENDING AT APPROXIMATELY THE SAME PERCENTAGE OF REVENUE DURING THE REMAINDER OF 1996 AS WAS ACHIEVED IN THE FIRST NINE MONTHS OF 1996.


Other Income, Net
--------------------------------------------------------------------------------------------------------------
                                           Percentage                             Percentage
                                Sept. 30,       of                    Sept. 30,        of
                                 1996      Net Revenues     Change      1995      Net Revenues
                               --------    -------------    -------    --------    ------------

Three months ended             $213          1.7%           (18)%      $260         2.3%

Nine months ended              $554          1.5%           (32)%      $819         2.4%

The decrease in other income, net in 1996 was directly attributable to lower cash, cash equivalents, and investment balances during 1996, and lower interest yields due to a shift in investment portfolio holdings from taxable securities to tax-exempt securities.

Provision for Income Taxes
--------------------------------------------------------------------------------------------------------------

                                            Percentage                               Percentage
                               Sept. 30,       of           Effective   Sept. 30,        of          Effective
                                1996       Net Revenues     Tax Rate      1995       Net Revenues    Tax Rate
                               --------     ------------     --------    --------    ------------   ---------
Three months ended             $304          2.4%             31.2%       $141          1.3%           11.6%

Nine months ended              $816          2.2%             35.3%       $991          2.8%           22.9%

The Company's effective tax rate for the third quarter of 1996 was less than the enacted statutory federal tax rate due to tax-exempt interest. The Company's effective tax rate for the first nine months of 1996 exceeds the enacted statutory federal tax rate due to the $292,000 of one-time, nondeductible merger costs related to the DataBreeze acquisition in March 1996 (Note 2 of Notes to Condensed Consolidated Financial Statements). THE COMPANY ANTICIPATES THAT THE EFFECTIVE TAX RATE FOR 1996 WILL APPROXIMATE THE STATUTORY TAX RATE.

Liquidity and Capital Resources

At September 30, 1996, the Company's principal sources of liquidity consisted of $1.0 million in cash and cash equivalents, $18.9 million in investments available for sale, $7.6 million of accounts receivable and up to $5.0 million available under a bank line of credit. As of September 30, 1996, no amounts were outstanding under this line of credit and the Company was in compliance with all applicable debt covenants. The Company had working capital of $20.3 million at September 30, 1996. The Company requires significant down payments on its system and license sales contracts and attempts to negotiate its subsequent milestone payments so that it is in a cash positive position throughout most of the contract period. Amounts billed in excess of costs and earnings on contracts are reflected as deferred revenue on the Company's balance sheet.

THE COMPANY BELIEVES EXISTING CASH, CASH EQUIVALENTS, INVESTMENTS AVAILABLE FOR SALE, ACCOUNTS RECEIVABLE AND AVAILABLE BANK CREDIT, TOGETHER WITH THE ANTICIPATED CASH GENERATED FROM OPERATIONS AND THE EXERCISE OF STOCK OPTIONS, WILL PROVIDE SUFFICIENT FUNDS FOR POSSIBLE ACQUISITIONS, CAPITAL EXPENDITURE REQUIREMENTS, AND INTERNAL WORKING CAPITAL NEEDS FOR AT LEAST THE NEXT TWELVE MONTHS.

Other Factors That May Affect Operating Results

The Company's operating results may fluctuate due to factors such as the volume and timing of systems and additional hardware sales, the length of sales cycles and the installation process, possible contract and implementation postponements, changes in product mix of revenues, changes in the level of operating expenses, delays in revenue contributions from additional product offerings, uncertainty of international business development, and general economic conditions in the healthcare industry. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Index to exhibits

       Exhibit
       Number   Exhibit Description
       -------  -------------------
       4.1      Rights Agreement dated as of July 24, 1996 by and between
                PHAMIS, Inc. and First Interstate Bank of Washington, N.A., as
                Rights Agent (incorporated by reference to the Company's
                Registration Statement on Form 8-A dated August 1, 1996).

(b) Reports on Form 8-K--A Form 8-K dated July 24, 1996 was filed by the Company reporting the adoption of the Company's Shareholder's Rights Plan ("Rights Plan"). The Company disclosed Board of Directors approval of the Rights Plan on July 24, 1996, and a distribution of one Right for each outstanding share of common stock to shareholders of record on July 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAMIS, Inc.

By  /s/ Gregg W. Blodgett                            Date:  November 13, 1996
    ------------------------------
    Gregg W. Blodgett
    Vice President of Finance
     and Administration
    Chief Financial Officer and
     Treasurer
    (Principal Accounting Officer)