Form 10-K
period 1996-12-31
PHAMIS INC /WA/
filed 1997-03-31
CIK 932280

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
(Mark One)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1996

                                      OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

  Securities registered pursuant to Section 12 (b) of the Act:  None

  Securities registered pursuant to Section 12 (g) of the Act:  Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 1997 was $88,998,062.


The number of shares outstanding of the registrant's common stock as of March 1, 1997 was 6,143,145.

================================================================================

                               TABLE OF CONTENTS

                                                                         Page No.

                                    PART I
Item 1.   Business                                                           3

Item 2.   Properties                                                         9

Item 3.   Legal Proceedings                                                 10

Item 4.   Submission of Matters to a Vote of Security Holders               10

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
          Shareholder Matters                                               10

Item 6.   Selected Financial Data                                           11

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Item 8.   Financial Statements and Supplementary Data                       19

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                               41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                41

Item 11.  Executive Compensation                                            43

Item 12.  Security Ownership of Certain Beneficial Owners and Management    43

Item 13.  Certain Relationships and Related Transactions                    43

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   44

          Signatures

          Exhibits

PART I

ITEM 1.  BUSINESS

THE COMPANY

PHAMIS Inc. ("PHAMIS" or the "Company"), headquartered in Seattle, Washington, offers healthcare information solutions that are part of a complete software and hardware system strategy designed for integrated healthcare delivery enterprises. Products include LastWord/R/, a comprehensive computerized patient record system; DataBreeze/TM/, an integrated practice management and managed care system; and Enterprise View/TM/, a data warehouse for outcomes and strategic analysis. Through its alliances with its third-party solution partners, PHAMIS also offers a critical care solution from European-based Picis, S.A., and a home healthcare solution from Point-of-Care Systems, Inc.

PHAMIS was founded in 1981 to provide computer systems and services to the healthcare industry. Its flagship product, PHAMIS-LastWord/R/, was originally developed in the late 1970s to help the U.S. Public Health Service (USPHS), a nationwide provider of comprehensive care, track, coordinate and manage the medical care given to merchant seaman and certain dependents of military personnel, as this highly mobile population moved within its national system of hospitals and clinics.

PHAMIS has many years of experience in patient-centered, enterprise-wide system design with the majority of its installed customer base representing multi-facility organizations. The Company has historically offered solutions which target, and are well suited to support the large, integrated delivery network
(IDN) marketplace. Additionally, the Company's recent introduction of new products and services has broadened its market to include the physician practice management sector and mid-size healthcare organizations.

In March 1996, the Company acquired Data Breeze, Inc. ("DataBreeze"), a Florida-based provider of information systems for the physician practice management marketplace. DataBreeze became a wholly-owned subsidiary of the Company and continues to operate from its Florida headquarters.

The business needs of the complex organizations that make up the Company's client base are unique, and PHAMIS works in conjunction with its clients to provide the very best combination of information solutions and services to meet the evolving needs and requirements of the client.

On March 25, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among PHAMIS, Inc. and IDX Systems Corporation, a Vermont-based corporation ("IDX"). Pursuant to the Merger Agreement, each outstanding share of PHAMIS, Inc. common stock will be canceled and converted automatically into the right to receive .73 shares of IDX common stock, subject to adjustment within a range of .6811 to .80 shares of IDX common stock, based on the average market price per share of IDX's common stock. The Merger is expected to be accounted for as a pooling-of-interests and to qualify as a tax-free reorganization.

The Merger is subject to the customary closing conditions, including shareholder approval by both companies, to be considered at separate meetings anticipated to occur in July 1997, and legal and regulatory approvals. The Merger will be effective promptly following shareholder approval, assuming satisfaction of the other conditions of the Merger.

HEALTHCARE INDUSTRY

The healthcare marketplace continues to undergo significant change. Industry consolidation and reorganization continues to take place, as healthcare organizations are undergoing a major transformation in the way they operate and conduct business. These ongoing pressures are requiring healthcare providers to thoroughly evaluate their organizational structure and their information system requirements. Due to the increasing influence of managed care in the healthcare industry, financial risk is shifting from payor to provider, creating an incentive for providers to maintain the wellness of their patient population.
In response to these shifts, many providers are aligning themselves with other care facilities, thereby creating integrated healthcare delivery organizations designed to more economically serve the healthcare needs of a regional population.

As the business of providing healthcare continues to become more challenging, healthcare information systems are becoming a critical resource in providing the relevant information that organizations need to succeed in the highly competitive healthcare industry.

In addition, managed care has increased the importance of comprehensive patient-centered healthcare information, as providers must accurately measure and track medical tests and procedures, automate patient care and administrative processes, ensure timely access to relevant information, and match patient needs with available resources. Increasingly, as healthcare organizations continue to evolve, they will rely on sophisticated information systems to address their patient care requirements.

TARGET MARKETS

PHAMIS expanded its product offerings in 1996, through the acquisition of DataBreeze and alliances with third-party solution partners, which broadened the scope of the Company's target market. The target market for the Company's flagship LastWord system consists of approximately 1,000 existing large- and medium-sized healthcare providers with annual revenues in excess of $100 million, spending an aggregate of approximately $1 billion per year on healthcare information system purchases. Most of these healthcare delivery organizations are focused on providing high-quality care at competitive prices, have multiple sites operating as an integrated enterprise, and are community healthcare providers with a major market position.

The Company's Enterprise View product targets the same market. Enterprise View, an outcomes and strategic analysis data warehouse system, offers large, complex healthcare organizations the detailed clinical and financial outcomes data required to operate successfully in a highly competitive marketplace.

The rapid growth of the practice management sector has created a new market opportunity. The Company is well positioned to capitalize on this high-potential market with its DataBreeze product offering, designed to support management service organizations (MSOs) and physician group practices ranging in size from 50 to more than 500 physicians. These organizations may be operating as either independent entities, or as part of an integrated delivery network.

Finally, the Company's new FASTRACK implementation approach has expanded its target market for the LastWord product to include mid-size healthcare organizations in the 300-500 bed range. With the FASTRACK approach, clients are able to take advantage of a fully featured LastWord product which is delivered with predefined "starter sets", requiring minimal tailoring and can be installed within a 12-month time frame.

The Company believes that these target prospects will spend increasing amounts of funds on healthcare information systems as (a) the consolidation of healthcare providers into regional enterprises creates the need for new information systems that operate in a common systems environment and that integrate previously unautomated patient-care processes and (b) these providers view sophisticated information systems as a key competitive element in a managed-care environment.

PRODUCT SOLUTIONS

COMPREHENSIVE COMPUTERIZED PATIENT RECORD SYSTEM: LASTWORD/R/

The LastWord computerized patient record system is a collection of integrated applications designed to automate the organization's workflow, and provide vital clinical, financial and administrative information to providers at all points of care. The patient-centered LastWord system maintains data from a wide variety of environments - critical care, acute care, ambulatory care and home care - and stores data permanently in a single, long-term relational database. Clients use the LastWord lifetime medical record to achieve their goals to reduce costs, improve work processes and improve outcomes.

LastWord operates on the fault-tolerant Tandem Computers, Inc. ("Tandem") computing platform, which enables healthcare providers to cost-effectively expand system capacity and increase functionality in smooth increments without loss of computing efficiency. LastWord application groups, composed of a variety of individual modules, include:

     .      Enterprise Scheduling
     .      Encounter, Visit and Admission Management
     .      Quality Management
     .      Medical Records
     .      Patient Accounting
     .      Clinic Billing & Receivables Management
     .      Clinician Tools
     .      Patient Care Documentation
     .      Protocols
     .      Order Communication
     .      Results Reporting
     .      Inpatient and Outpatient Pharmacy
     .      Ancillary/Radiology Department Management
     .      Emergency Department

In order to accommodate the diverse and complex needs of its clients, PHAMIS has acquired equity positions in, or formed alliances with, companies offering products that expand the reach of LastWord.

     . Critical Care/Operating Room: Chart+ from Picis, S.A. (equity position) integrates with LastWord at the database level to provide connections to patient monitoring devices. The system automates the capture, recording, and graphic display of monitor-originating data, thereby reducing the manual recording of such information by clinicians. Chart+ runs on Microsoft's Windows NT(TM) platform.
     . Home Care: Pegasus(TM) from Point-of-Care Systems, Inc. (equity position) integrates with LastWord at the database level to provide mobile clinical documentation and communications capabilities using a hand held device. It enables a seamless flow of information to the enterprise from the home, hospital or sub-acute facility, thereby contributing to a complete electronic medical record. Modules include automated forms processing, data communications, clinical charting and case management. Pegasus servers run on Microsoft's Windows NT(TM) platform.
     . Expert System: Computer Associates' CA:DB Expert enables clients to define and incorporate site-specific rules that govern certain processes within LastWord. This tool is intended to provide supplemental information to users in their decision-making processes.
     . Managed Care: The Company's managed care solution, for organizations having their own HMO, is provided through several standard, generic interfaces designed to support clients' payor-related financial risk management requirements such as member enrollment, premium billing, eligibility, claims management and benefits administration. The interfaces can be utilized with any standards-based managed care system.
     .      Imaging:  The Company's imaging solution, the LastWord Image Engine
            (TM), facilitates the management of document, medical and other images throughout a healthcare enterprise, without regard to storage media.

Integrated Managed Care and Practice Management Solution:  DataBreeze(TM)

DataBreeze provides an integrated collection of applications designed to enhance the operation of physician practices. The system combines practice management applications and managed care capabilities to automate the workflow and support the complex contracting requirements of MSOs and multi-specialty physician group practices. The core of the system, the DataBreeze Healthcare Server(TM), is based on the open architecture of the Sybase(R) SQL Server database.

DataBreeze is distinguished by its integration of practice management and managed care functionality, and offers the following suite of applications:

     .      Universal Patient Record
     .      Managed Care
     .      Patient and Resource Scheduling
     .      Chart Tracking
     .      Provider/Plan Management
     .      Medical Billing

The scaleable DataBreeze system runs on Digital Equipment Corporation (DEC) hardware.

Data Warehouse for Outcomes and Strategic Analysis: Enterprise View(TM)

Enterprise View is a new generation of healthcare decision support systems enabling clinicians and executives to perform enterprise-wide clinical and strategic analyses of issues essential to the successful management of the organization. The depth of data facilitates clinical research, supports financial and demographic analysis, and provides answers to questions such as why a particular patient population requires more resources than another, or how cost effective a particular disease management program is at meeting objectives. Enterprise View is designed as a stand-alone data repository enabling information to be aggregated from a wide variety of clinical and financial database sources, including the LastWord system or external clinical information systems, capitated plan membership databases, clinical registries and cost accounting systems. Enterprise View users can select from an array of commercially-available query tools to gain access to the SQL database and measure critical outcomes data. The Enterprise View system is currently in Alpha-testing at a client site where the product was co-developed.

Customer Service

The Company believes that the quality of its products and services has a significant impact on the customer's satisfaction and enhances its reputation. The Company provides ongoing customer support services to its clients. The Company's customers enter into software maintenance agreements, which typically have three-year terms which can be renewed thereafter.

In December 1996, the Company reorganized its Installation and Customer Support departments into a single Client Services Organization. The new department merges all aspects of client support into a single operating department overseeing all implementation, maintenance and support activities. The restructuring is intended to leverage personnel resources to ensure fast, thorough response to clients, and streamline installations to help clients reap early system-wide benefits. In addition, the leverage of finite resources may reduce the overall cost of providing such services.

Implementation Services and Support. The Company provides services associated with installation of the system. These include project planning and management; analysis of client work flows; hardware installation; tailoring the database; specifying and developing interfaces; testing tailored modules; integration testing; training operations personnel and training customer users and user trainers. Each LastWord installation requires a significant commitment of labor hours by the Company and its customer. A typical LastWord installation process lasts between 12 to 30 months. The time frame for a DataBreeze implementation is typically six to nine months. The Company believes that the quality of its implementation services is crucial to its continued success, because the Company depends on successful installation client sites as references for subsequent sales.

Post-Implementation Services. The Company provides post-implementation services which include routine software maintenance, user assistance and a product upgrade release program. The Company also operates a user hot-line for customers to obtain technical support. The Company provides additional services on an as-needed basis, including application utilization audits, system customization, system management consulting, customized user training and customized database reports.

Computing Platforms

The PHAMIS-LastWord and Enterprise View systems operate on Tandem's NonStop computing platform, which is designed to support high-volume, mission-critical applications, such as automation of stock exchange transactions, telecommunications, banking transactions and airline reservations. The Tandem platform can be expanded without adversely affecting system responsiveness or interrupting existing on-line users, and can support systems of various sizes and numbers of users at a competitive cost. Therefore, the Company is able to cost-effectively deliver incremental computing capacity such that the system does not constrain a healthcare providers growth.

The Tandem server supports large-scale, high-performance SQL database access and is designed for inter-operability with other computing systems.

The Company currently has a distribution agreement with Tandem that expires in January 2002, and the Company expects that such agreement will be renewed in the ordinary course of business.

RESEARCH AND DEVELOPMENT

To maintain its highly competitive position, PHAMIS focuses its research and development efforts on products and technologies that address the anticipated information needs of evolving integrated healthcare delivery organizations. As new information needs emerge in the market, the Company investigates new technologies and engages in appropriate product development activities to enhance or add to its current suite of products. Most development activities are conducted in cooperation with a customer to determine market reaction and acceptance, help provide evaluation and product design suggestions and act as an initial user site.

The Company has historically made substantial investments in research and development programs and expects to continue to allocate significant resources to these efforts. There can be no assurance that such research and development efforts will be successful. However, the Company's commitment to product development is critical to its long-term success.

Product development efforts in 1997 will continue to focus on the information needs of clinicians through the addition of sets of tools designed to manage care in the ambulatory setting. These tools will build on existing LastWord applications to enable clinician users to better manage provider schedules, view essential patient information and support physician workflow. In addition, the Company expects to spend significant resources on the further development of Enterprise View and integrating solution partner products into its enterprise-wide systems.

The Company also will be devoting development resources to various technology migration strategies including investments in web-based technology and incremental conversion of LastWord to a standards-based SQL database.

SALES AND MARKETING

The Company sells its software systems through a direct sales force supported by a product marketing staff that conducts product presentations and demonstrations, and sales personnel who prepare sales proposals. The sales cycle for a healthcare information system is typically 12 to 18 months or longer from initial contact to contract execution. Prospective customers typically organize a sizable committee to select an information system, often with the help of an outside consultant. The committee identifies likely vendor candidates through requests for information, and over the course of nine to 15 months, identifies the most suitable vendor with which to enter contract negotiations. This process requires vendors to make detailed proposals, conduct multiple demonstrations at the prospective customers site, arrange visits to customer reference sites and to the vendors' headquarters for demonstrations and presentations.

The Company's product marketing specialists, most of whom are healthcare professionals, typically spend considerable time explaining the qualities and benefits of PHAMIS' products as they pertain to various aspects of the prospective customer's needs. A vendor of choice is announced at the end of this period, followed by business planning and final contract negotiations, which conclude the sales cycle. Due to the significant time and resources typically required to sell its systems, the Company applies qualification standards throughout the sales cycle to determine which healthcare providers to pursue.

The Company expanded its direct sales force during 1996, enabling more aggressive coverage of prospective customers. Additionally, there are sales personnel dedicated to sales of add-on products into the Company's existing customer base.

The Company's marketing efforts are organized into corporate marketing, target marketing, and customer communication programs. The corporate marketing activities include press relations, customer testimonials, presentations at industry tradeshows and events, and advertising. The Company communicates directly with targeted decision-makers and consultants in the healthcare community through presentations and direct mail. The Company also publishes a quarterly newsletter for its customers and actively supports its user group.

CUSTOMERS

The Company generates a majority of its revenues from large, long-term, fixed-price contracts to deliver and install its products. The LastWord system is currently in use or contracted for use by approximately 40 healthcare providers. The DataBreeze system is currently in use or contracted for use by over 30 healthcare providers. The Company's customers are located throughout the United States, and in Canada and the United Kingdom, and are major providers in their respective market areas. The Company believes that its current customer base represents a significant opportunity to market and sell additional LastWord, DataBreeze and Enterprise View applications, as well as new products, services and third party products.

BACKLOG

The Company's total backlog as of December 31, 1996 was $87.9 million, compared to $63.6 million at December 31, 1995. Total backlog consists of signed contracts for systems installation, support and maintenance, and additional software and services that are not yet recognized as revenue. The Company's installation contracts generally provide that the customer may terminate its contract only upon a material breach by the Company. Occasionally, however, the customer may negotiate provisions that do not relate to the Company's performance or that allow the customer to delay certain aspects of installation. Due to the relative size of a typical system sale and installation contract compared to the Company's annual revenues, a installation delay of one or more contracts could have a adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The Company believes that the principal competitive factors in its markets are company and product reputation and reliability, system features, proprietary nature of methodologies and technical resources, customer service, price, and effective marketing and sales efforts. In addition, the Company believes that the ability to anticipate and respond to evolving healthcare market needs is an important competitive factor. The Company believes that it competes favorably within each of these areas.

The market for enterprise-wide healthcare information systems is intensely competitive. Many of the Company's competitors have significantly greater resources than the Company. Competitors vary in size and in the scope and
breadth of the products and services offered.   Among the Company's principal
competitors for the LastWord system are healthcare information systems companies such as Cerner Corporation, HBO & Company, Medaphis and SMS Corporation. DataBreeze system competitors in the market serving multi-specialty practice management organizations include HBO & Company (Cycare), IDX Corporation and Medic. The competitive environment for products such as Enterprise View is still emerging. Companies including Transition Systems, Inc., and HBO & Company are positioning themselves to compete in this market, however their products are primarily financially-oriented and lack the depth and breadth of integrated clinical data contained in the Enterprise View system. Furthermore, other information systems companies not presently offering clinical healthcare information services may enter the markets in which the Company competes.

INTELLECTUAL PROPERTY

The Company seeks to protect its proprietary information through nondisclosure agreements with its employees. The Company's policy is to have employees enter into a nondisclosure agreement containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring disclosure to the Company of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business and technology.

The Company also relies on a combination of trade secret, copyright and trademark laws, contractual provisions and technical measures to protect its rights in its software technology. The Company has not filed any patent applications or copyrights covering its software technology. Due to the nature of the software, the Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current products and other clinical information systems.

There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies or services. The Company does not believe that its operations or products infringe on the intellectual property rights of others; however, there can be no assurance that others will not assert infringement or trade secret claims against the Company with respect to its current or future products or that the Company will be successful in defending any such claim.

Healthcare and Governmental Regulation

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Many lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare facilities may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's system and related services.

The regulatory environment also continues to increase the needs of healthcare organizations for cost-effective data management, and thereby enhance the marketability of the Company's system and related services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

Finally, the Food and Drug Administration (FDA) has declared its intent to publish federal regulations concerning medical software within 12 to 24 months. It appears that the FDA may choose to either exclude or exempt financial and administrative systems from regulation. The FDA is most concerned, however, with clinical systems and real-time clinical decision support. The Company's core product, LastWord, is a clinically-driven, tightly integrated transaction system. New regulations could require either FDA notification or approval of all fixes, enhancements and upgrades to the LastWord product. Because DataBreeze provides only financial and administrative functions, and Enterprise View is a research database, it appears these two products may not be as directly affected by FDA oversight.

Employees

As of December 31, 1996, the Company employed 367 individuals, with 25% assigned to research and development, 23% to Sales and Marketing, 42% to Customer Service and 10% to Administration. None of the Company's employees are represented by a union or other bargaining group. The Company believes its relationship with its employees to be positive.

Executive Officers of the Registrant

See Part III, ITEM 10. at page 41 herein for a list of all executive officers of the Company and a description of each such executive officers prior business experience.

ITEM 2.  PROPERTIES

The Company leases approximately 111,000 square feet of office space in Seattle, Washington, under a lease that expires on December 31, 2005. The lease provides for one option term of ten additional years, and provides for future expansion options for additional space at the Company's discretion. The Company also leases office space in Arlington, Virginia, Louisville, Kentucky, Deerfield Beach, Florida, Chicago, Illinois and Cedar Rapids, Iowa.

ITEM 3.  LEGAL PROCEEDINGS

On June 4, 1992, TDS Healthcare Systems Corporation ("TDS") filed a civil action in the United States District Court for the Northern District of Georgia in which TDS alleged that Humana Hospital Illinois, Inc. and the Company misappropriated confidential and trade secret information from TDS. The case went to trial on July 5, 1995. On October 2, 1995, the District Court dismissed all claims against the Company. In January 1996, the Company and TDS agreed that the judgment entered in the case was final and no appeals would be filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market Tier of The NASDAQ Stock Market under the symbol "PHAM". As of March 19, 1997, there were approximately 118 holders of record of the Company's common stock. Most of such shares are held by brokers and other institutions on behalf of shareholders. Based on a recent brokers search, the Company believes there are approximately 3,625 beneficial owners of its common stock. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

High and low stock prices for the last two fiscal years were as follows:

                                              Three months ended            Year
                                                                           ended
                                      ----------------------------------
                                       March     June    Sept.     Dec.     Dec.
                                        31,      30,      30,      31,      31,
                                       1996      1996     1996     1996     1996
                                      -------------------------------------------
Common stock prices
        High                          $ 28.75    20.38    19.25    19.63    28.75
        Low                           $ 16.75    14.50    14.75    11.00    11.00

                                              Three months ended            Year
                                                                           ended
                                      ----------------------------------
                                       March     June    Sept.     Dec.     Dec.
                                        31,      30,      30,      31,      31,
                                       1995      1995     1995     1995     1995
                                   ----------------------------------------------
Common stock prices
        High                       $    23.38    26.13    29.75    29.75    29.75
        Low                        $    15.38    17.13    24.63    21.75    15.38



ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data that should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, and the independent auditors' report thereon, and with ITEM 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                       Year ended December 31,
                                                            --------------------------------------------------
                                                             1996      1995       1994       1993       1992
                                                            -------   -------   --------   --------   --------
                                                                  (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA (1):
Net revenues.............................................   $49,300   $47,165   $39,101    $22,167    $24,755
Cost of revenues.........................................    28,718    28,000    24,924     15,842     16,396
                                                            -------   -------   -------    -------    -------
  Gross margin...........................................    20,582    19,165    14,177      6,325      8,359
Operating expenses:
 Sales and marketing.....................................     7,510     5,579     4,657      4,205      3,326
 Research and development................................     5,793     3,896     2,957      2,106      1,592
 General and administrative..............................     3,885     4,954     4,143      2,541      3,047
 Merger and acquisition costs............................       292        --        --         --         --
 Corporate headquarters relocation.......................       304        --        --         --         --
 International market entry costs........................       810        --        --         --         --
                                                            -------   -------   -------    -------    -------
Total operating expenses.................................    18,594    14,429    11,757      8,852      7,965
Operating income (loss)..................................     1,988     4,736     2,420     (2,527)       394
Other income (expense), net..............................       717     1,060      (151)      (101)       (68)
                                                            -------   -------   -------    -------    -------
Income (loss) before income taxes and
  extraordinary item.....................................     2,705     5,796     2,269     (2,628)       326
Provision for income taxes...............................       927     1,488        30         --        174
                                                            -------   -------   -------    -------    -------
Income (loss) before extraordinary item..................     1,778     4,308     2,239     (2,628)       152
Extraordinary items (2)..................................        --        --       298         --        136
Net income (loss) (3)....................................   $ 1,778   $ 4,308   $ 2,537    $(2,628)   $   288
                                                            -------   -------   -------    -------    -------
Income (loss) per common share before
  extraordinary item (3).................................     $0.28     $0.68     $0.54     $(0.67)     $0.04
Net income (loss) per common share - primary (3).........     $0.28     $0.68     $0.61     $(0.67)     $0.07
Shares used in per share calculation - primary...........     6,361     6,320     4,165      3,916      3,982
Net income (loss) per common share - fully diluted (3)...     $0.28     $0.68     $0.57     $(0.67)     $0.07
Shares used in per share calculation - fully diluted.....     6,361     6,353     4,443      3,916      3,982

BALANCE SHEET DATA (1):
Cash, cash equivalents and investments...................   $18,838   $24,378   $18,270    $   405    $ 1,560
Working capital surplus (deficit)........................    19,479    21,451    12,987     (4,278)    (1,336)
Total assets.............................................    43,747    41,106    29,170      9,525      8,167
Long-term obligations, excluding current
 installments............................................        51       152       570        815        720
Shareholders' equity (deficit)...........................    31,160    28,080    16,947       (595)     2,000
---------------

(1) The historical consolidated financial data for all periods presented prior to the year ended December 31, 1996 has been restated to include the accounts and operations of DataBreeze, which was acquired by the Company in March 1996 and accounted for as a pooling of interests.

(2) The year ended December 31, 1994 includes an extraordinary gain of $298 resulting from the forgiveness of debt in connection with the settlement of a note payable. The year ended December 31, 1992 includes an extraordinary gain of $136 related to income tax benefits of net operating losses and tax credit carryforwards.

(3) See Note 1 of Notes to Consolidated Financial Statements for information concerning the net income (loss) per share calculation.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

   OVERVIEW

   The Company develops, markets, installs and services enterprise-wide, patient-centered healthcare information systems for use by large- and medium-sized healthcare providers, and medium- to large-sized management service organizations (MSOs), and multi-specialty, multi-site physician group practices. PHAMIS operates in the single industry segment of healthcare information systems. The Company's revenues are derived from system, license and service sales, support and maintenance fees, and sales of third-party hardware relating to its products.

   Systems revenues are generated from long-term contracts to deliver and install an integrated system solution. Since the Company sells an integrated system solution, it does not assign a separate value to individual revenue components within a particular contract. The revenues and related costs on these contracts, including the revenues from the resale of third-party hardware, are recognized using the percentage-of-completion method based on the estimated labor hours required to complete an installation. Revenues for additional software licenses and services purchased separately from a systems contract are recognized using the percentage-of-completion method or as the services are provided, depending upon the terms of the specific agreement. Support and maintenance revenues are recognized over the contract period, while additional hardware revenues, generated from hardware sales not included in a systems contract, are recognized when the hardware is shipped. The Company's total backlog consists of signed contracts for systems installation, support and maintenance, and additional software and services that are not yet recognized as revenue.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics, or all capital letters, various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures beginning on page 17 under the caption "Other Factors That May Affect Future Operating Results", which is not italicized or capitalized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

   RESULTS OF OPERATIONS

   In 1996, the Company reported record net revenues of $49.3 million, a 5 percent increase over the prior year. Revenue growth in 1996 is attributable to a 34 percent increase in support and maintenance revenues, as well as a 12 percent increase in additional hardware revenues. This revenue growth, was offset by a $532,000 or 2 percent decline in systems, licenses and service revenues. The Company's total net revenues are substantially dependent on the signing and implementation of a limited number of high-dollar value (average value in excess of $5.0 million) initial implementation contracts. Historically, the Company's sales cycle has been 12 to 18 months, and its implementation schedule has been 12 to 30 months. However in 1996, the Company was affected by both lengthening sales cycles and customer-driven implementation delays which were the primary cause for the decline in systems, licenses and service revenues. The implementation delays experienced in 1996 were not significantly attributable to PHAMIS product issues or installation capacity, but rather due to unique issues within a number of customer organizations.

   The Company became aware in the first quarter of 1996 that systems, licenses and service revenues, in all likelihood, would be less than its revenue forecast for 1996. Notwithstanding this revenue shortfall, management determined that it was strategically advisable to continue with its intended plans to invest significantly in product development, and sales and marketing infrastructures for the balance of 1996. As a result, operating expenses, excluding one-time charges, increased $2.8 million or 19 percent over levels of the previous year. Current year operating expenses also included $1.4 million of one-time, non-recurring charges related to the acquisition of DataBreeze, the Company's relocation to its new corporate headquarters, and costs associated with the Company's entry into the European marketplace. Due to all of the factors above, fully diluted earnings per share were $0.28 in 1996, as compared to $0.68 per share in 1995. Absent the one-time charges, fully diluted earnings per share for 1996 would have been $0.45.

   In March 1996, the Company acquired DataBreeze in a transaction accounted for as a pooling of interests. Accordingly, the historical consolidated financial data for all periods presented has been restated to include the accounts and operations of DataBreeze. The following table sets forth certain statements of income data as a percentage of net revenues for the periods indicated:


                                                      Year ended December 31,
                                            -----------------------------------------
                                            1996              1995              1994
                                           ------            ------            ------

Net revenues............................   100.0%            100.0%             100.0%
Cost of revenues........................    58.3              59.4               63.7
                                           -----              -----              -----
  Gross margin..........................    41.7              40.6               36.3
Operating expenses:
 Sales and marketing....................    15.2              11.8               11.9
 Research and development...............    11.8               8.3                7.6
 General and administrative.............     7.9              10.5               10.6
 Merger and acquisition costs...........     0.6               --                 --
 Corporate headquarters relocation......     0.6               --                 --
 International market entry costs.......     1.6               --                 --
                                           -----              -----              -----
Total operating expenses................    37.7              30.6               30.1
Operating income........................     4.0              10.0                6.2
                                           -----              -----              -----
Other income (expense), net.............     1.5               2.3               (0.4)
                                           -----              -----              -----
Income before income taxes and
   extraordinary item...................     5.5              12.3                5.8

Provision for income taxes..............     1.9               3.2                0.1
                                           -----              -----              -----
Income before extraordinary item........     3.6               9.1                5.7
Extraordinary item-gain from                  --               --                 0.8
 forgiveness of debt....................   -----              -----              -----
Net income..............................     3.6%             9.1%                6.5%
                                            =====             =====              =====

Net Revenues, Cost of Revenues and Gross Margins

The following table sets forth the dollar amount of each revenue category, the percentage that each revenue category represents of total revenue, the dollar amount of each category of cost of revenues and gross margins, and the percentage that each category of cost of revenues and gross margins bears to net revenues for that category:

                                                      Year ended December 31,
                                                      ------------------------
                                          1996                 1995                     1994
                                          -----               ------                   ------
                                      $        %            $        %               $        %
                                      ---     ---          ---      ---             ---      ---
                                                      (dollars in thousands)
NET REVENUES:
Systems, licenses and service...   $35,128    71.3%        $35,660    75.6%        $28,597    73.1%
Support and maintenance.........     8,033    16.3           6,001    12.7          4,994    12.8
Additional hardware.............     6,139    12.4           5,504    11.7          5,510    14.1
                                    ------   -----          ------   -----        -------    ----
  Total.........................    49,300   100.0          47,165   100.0         39,101   100.0
COST OF REVENUES:
Systems, licenses and service...    19,665    56.0          20,058    56.2         17,247    60.3
Support and maintenance.........     5,061    63.0           4,091    68.2          3,547    71.0
Additional hardware.............     3,992    65.0           3,851    70.0          4,130    75.0
                                    ------   -----         -------   -----         -------   -----
  Total.........................    28,718   58.3           28,000    59.4         24,924    63.7
GROSS MARGINS:
Systems, licenses and service...    15,463   44.0           15,602    43.8         11,350    39.7
Support and maintenance.........     2,972   37.0            1,910    31.8          1,447    29.0
Additional hardware.............     2,147   35.0            1,653    30.0          1,380    25.0
                                    ------   ----          -------   -----        -------   -----
  Total.........................   $20,582   41.7          $19,165    40.6        $14,177    36.3
                                   =======   ====          =======   =====        =======    ====

Systems, Licenses and Service.   Systems revenues decreased slightly during
1996, after increasing in 1995 and 1994, primarily due to an decrease in the number of labor hours dedicated to contract installation. The decline in labor hours was partially offset by an increase in the rates realized per revenue hour. The Company's backlog of systems, licenses and services was $57.2 million at December 31, 1996, or 163% of 1996 systems, licenses and services revenues. Total contracts signed were approximately $38.4 million, $20.2 million and $44.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Gross margin percentages on systems, licenses and service sales were 44.0% in 1996, 43.8% in 1995, and 39.7% in 1994. The Company's gross margin percentages have increased since 1994 primarily due to the addition of newer contracts with more favorable margins replacing completed, or nearly completed, older contracts. In addition, the Company's adoption of more formalized implementation methodologies, the introduction of release-based products, and additional experience in performing large-system contract installations contributed to the increased gross margins. THE COMPANY EXPECTS GROSS MARGIN PERCENTAGES FROM SYSTEMS, LICENSES AND SERVICE SALES TO FLUCTUATE ON A QUARTERLY BASIS DUE TO CHANGES IN THE COMPANY'S REVENUE MIX, VOLUME OF LABOR HOURS, AND RATES REALIZED PER REVENUE HOUR, ALL OF WHICH MAY RESULT IN INCREASED GROSS MARGINS IN 1997.

Support and Maintenance. Support and maintenance revenues increased to $8.0 million from $6.0 million, and to $6.0 million from $5.0 million for the years ended December 31, 1996, 1995 and 1994, respectively, primarily due to the increase in the number of installed customer sites and an increase in fees from certain renewed support and maintenance contracts. In 1996, gross margins on support and maintenance increased as the Company has been able to spread the fixed portion of its maintenance costs over a larger installed customer base. In addition, the Company's support and maintenance costs have stabilized as more of the Company's customers have migrated to the Company's release-based products, which decreases the amount of site-specific maintenance costs incurred by the Company. THE COMPANY EXPECTS GROSS MARGINS TO FLUCTUATE ON A QUARTERLY BASIS IN THE UPCOMING YEAR DUE TO INCREASES IN SUPPORT COSTS FOLLOWING SYSTEM ACTIVATIONS, AS CUSTOMERS REQUIRE ADDITIONAL SUPPORT TO BECOME ACCLIMATED WITH THE COMPANY'S SYSTEM, AND ADDITIONAL COSTS RELATED TO PERIODIC UPDATES FOR REGULATORY REQUIREMENTS. HOWEVER, THE COMPANY EXPECTS GROSS MARGINS TO INCREASE OVER 1996 LEVELS IN 1997, AS THE NUMBER OF INSTALLATIONS INCREASES.

Additional Hardware. Additional hardware revenues were $6.1 million, $5.5 million, and $5.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Sales of additional hardware have been volatile, and may vary significantly from period to period, as they are limited in number and individual sales can have a high dollar value. THE LEVEL OF FUTURE HARDWARE SALES MAY BE IMPACTED BY BOTH PRICE DECREASES AND BY THE INCREASING OPPORTUNITIES TO SELL SUCH HARDWARE AS THE COMPANY'S INSTALLED CUSTOMER BASE INCREASES AND CONSOLIDATION CONTINUES IN THE HEALTHCARE INDUSTRY.

Gross margins from the shipment of additional hardware varied in part due to the mix of products shipped and the impact of large transactions. The gross margin percentages on sales of additional hardware were 35%, 30% and 25% for the years ended December 31, 1996, 1995 and 1994, respectively. Current year gross margin percentages on sales of additional hardware were positively affected by sales of additional hardware for which the Company acted as an agent instead of as a reseller.

Operating Expenses

Sales and Marketing. Sales and marketing expense was $7.5 million, $5.6 million and $4.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. As a percentage of net revenues, sales and marketing expense was 15.2%, 11.8%, and 11.9% for the years ended December 31, 1996, 1995 and 1994, respectively. Sales and marketing expense increased significantly in both absolute dollars and as a percentage of net revenues in 1996, as the Company undertook planned strategic investments in sales and marketing initiatives to promote the Company's competitive position, expand its customer base, and capitalize on significant market opportunities to sell new systems contracts in the Company's target market. Sales and marketing expense in 1995 and 1994 were relatively unchanged as the rate of increase in sales and marketing expense was comparable to the rate of increase in net revenues. THE COMPANY ANTICIPATES THAT SALES AND MARKETING EXPENSE WILL INCREASE IN 1997, IN ABSOLUTE DOLLARS, AS IT CONTINUES TO EXPAND ITS CUSTOMER BASE, PROMOTE ITS COMPETITIVE POSITION, AND SUPPORT THE SALES AND MARKETING OF NEW AND EXISTING APPLICATIONS.

Research and Development. The Company's research and development efforts focus on enhancing existing applications and developing new applications for the LastWord, Enterprise View, and DataBreeze systems, and integrating applications from its third-party solution providers.

The following table sets forth certain information regarding research and development expense and amounts of capitalized software development costs:

                                                                    Year ended December 31,
                                                                  ---------------------------
                                                                   1996      1995      1994
                                                                  -------   -------   -------
                                                                    (dollars in thousands)
Research and development expenditures:
 Research and development expense..............................   $5,793    $3,896    $2,957
 Capitalized software development costs........................    3,397     1,853       526
 Funded research and development under development contracts...      370       353        --
                                                                  ------    ------    ------
 Total research and development expenditures...................   $9,560    $6,102    $3,483
                                                                  ======    ======    ======
As a percentage of net revenues:
 Research and development expense..............................     11.8%      8.3%      7.6%
 Total research and development expenditures...................     19.4      12.9       8.9
Capitalized costs as a percentage of total
  research and development expenditures........................     35.5      30.4      15.1

THE COMPANY BELIEVES IT MUST MAINTAIN A SUBSTANTIAL COMMITMENT TO RESEARCH AND DEVELOPMENT TO REMAIN COMPETITIVE. THE COMPANY HAS SPENT INCREASING AMOUNTS ON RESEARCH AND DEVELOPMENT AND EXPECTS THIS TREND TO CONTINUE. The Company capitalizes software development costs when technological feasibility on a particular project has been established and thereafter until the related product is available for general release to customers. Research and development expense increased $1.9 million in 1996, as the Company added development personnel and devoted increased hours and resources to development projects. These strategic investments were undertaken to introduce new products and enhance existing products of the Company, as well as integrate solutions from recently entered strategic partnerships.

During 1996, the Company incurred significant expenditures developing two new general releases of the LastWord system, which contributed to the $1.5 million increase in capitalized software development costs. Similarly in 1995, several of the Company's larger development projects reached technological feasibility, which increased capitalized development costs by approximately $1.3 million. During 1994, many of the Company's development projects had not yet reached technological feasibility, as a result capitalized software development costs were significantly reduced. RESEARCH AND DEVELOPMENT EXPENDITURES IN 1997, INCLUDING CAPITALIZED SOFTWARE DEVELOPMENT COSTS, ARE EXPECTED TO BE COMPARABLE, OR SLIGHTLY HIGHER, THAN 1996 LEVELS, IN ABSOLUTE DOLLARS, AS THE COMPANY CONTINUES ITS INVESTMENT IN RESEARCH AND DEVELOPMENT INITIATIVES. IN ADDITION, THE COMPANY ANTICIPATES ITS LEVEL OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS AS A PERCENTAGE OF TOTAL RESEARCH AND DEVELOPMENT EXPENDITURES WILL FLUCTUATE BASED UPON THE NATURE AND TIMING OF SPECIFIC DEVELOPMENT PROJECTS UNDERTAKEN.

General and Administrative. General and administrative expense was $3.9 million, $5.0 million and $4.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decline in spending on general and administrative expenses is attributable to the absence of legal costs of approximately $700,000 related to the Company's successful defense of the 1992 civil action complaint filed against the Company and the foregoing of management bonuses. The litigation, which commenced in June 1992, was settled in the fourth quarter of 1995. The legal fees and bonus decreases were partially offset by increased costs related to the growth in personnel and resources necessary to support the overall increases in the scope of the Company's operations. The increase in 1994, compared to 1993, was primarily due to the accrual of management bonuses and the addition of personnel and resources necessary to support the Company's expansion. THE COMPANY EXPECTS THAT GENERAL AND ADMINISTRATIVE EXPENSE WILL INCREASE IN 1997, IN ABSOLUTE DOLLARS, DUE TO INCREASED STAFFING COSTS AND FACILITY COSTS, AS WELL AS OTHER ADMINISTRATIVE COSTS INCURRED TO SUPPORT THE COMPANY'S INCREASED OPERATIONS AND INFRASTRUCTURE.

Merger and Acquisition Costs. During the first quarter of 1996, the Company recorded merger and acquisition costs associated with the acquisition of DataBreeze of approximately $292,000. To execute the merger, the Company incurred transaction costs consisting principally of transaction fees for investment bankers, attorneys, and other related charges necessary to consummate the transaction.

Corporate Headquarters Relocation. During the second quarter of 1996, PHAMIS relocated to its new corporate headquarters in Seattle, Washington. In connection with its relocation the Company incurred approximately $304,000 of one-time, non-recurring administrative expenses.

International Market Entry Costs. In 1996, the Company signed a contract to install its LastWord system with a U.K.-based healthcare provider (Note 13 to Consolidated Financial Statements). In connection with the signing of the contract, the Company recorded approximately $810,000 of one-time, non-recurring costs, which included pre-contract signing costs and initial product conversion costs to make the Company's product applicable to the U.K. marketplace. These costs fully reflect the Company's estimate of the excess costs over estimated recoveries over the eight-year term of the contract. The Company does not anticipate reporting any significant revenues or additional costs related to the contract in its consolidated statement of income over the term of the contract. Future revenues and profits in the U.K. marketplace will be dependent on the Company's ability to secure additional contracts to deliver and install its LASTWORD system.

Other Income (Expense). The decrease in other income (expense), net in 1996 was directly attributable to lower cash, cash equivalents, and investment balances during 1996, and lower interest yields due to a shift in investment portfolio holdings from taxable securities to tax-exempt securities. THE COMPANY'S INVESTMENTS CONSIST OF TAX-EXEMPT, INVESTMENT-GRADE, INTEREST BEARING SECURITIES DIVERSIFIED AMONG SECURITY TYPES AND USERS. THE COMPANY EXPECTS TO CONTINUE TO HOLD ITS EXCESS LIQUID ASSETS IN A SHORT-TERM INVESTMENT PORTFOLIO IN THE FORESEEABLE FUTURE.

Income Taxes. The Company's effective tax rate was 34.3% in 1996, 25.7% in 1995, and 1.3% in 1994. The 1996 increase was due primarily to the one-time, nondeductible merger costs related to the acquisition of DataBreeze, and the absence of tax benefits recognized in 1995 related to previously unrecognized deferred tax benefits. An analysis of the differences between the statutory and effective tax rates is provided in Note 11 of Notes to Financial Statements. IN 1997, THE COMPANY EXPECTS ITS EFFECTIVE TAX RATE TO APPROXIMATE THE ENACTED STATUTORY TAX RATES.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company's principal sources of liquidity consisted of $18.8 million in investments available for sale, $8.4 million of accounts receivable and up to $5.0 million available under a bank line of credit. As of December 31, 1996, no amounts were outstanding under this line of credit, and the Company was in compliance with all applicable debt covenants. The Company requires significant down payments on its system and license sales contracts and attempts to negotiate its subsequent milestone payments so that it is in a cash positive position throughout most of the contract period. Amounts billed in excess of costs and earnings on contracts are reflected as deferred revenue on the Company's balance sheet.

The Company's working capital was $19.5 million at December 31, 1996, compared to $21.5 million at December 31, 1995. In 1996, the Company generated cash from operations of $2.8 million, while cash flows provided by operations were $5.3 million for the years ended December 31, 1995 and December 31, 1994, respectively. In 1995 and 1994, cash generated from operations was sufficient to fund the Company's investments in research and development, acquisitions of capital assets, investments in strategic alliances, and repayments of long-term obligations. However, due to the reduced net income levels in 1996, the increased capital assets acquisition costs and capitalized software development costs were, in part, funded by a $4.5 million decrease in cash and cash equivalents and a $1.0 million reduction in the Company's investment portfolio.

Additions to capitalized software development costs totaled $3.4 million, $1.9 million, and $526,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Purchases of furniture and equipment totaled $3.2 million, $1.8 million, and $807,000, respectively, for such periods. Purchases in 1996 increased significantly primarily due to the Company's relocation to its new corporate headquarters. In addition, the Company invested in two software developers during 1996 and 1995 for $1.5 million and $1.1 million, respectively. UNDER THE TERMS AND CONDITIONS OF THE CONTRACT SIGNED WITH A U.K.-BASED HEALTHCARE PROVIDER (NOTE 13 TO CONSOLIDATED FINANCIAL STATEMENTS), THE COMPANY WILL INITIALLY BEAR THE COSTS RELATED TO DEVELOPMENT AND IMPLEMENTATION ACTIVITIES PRECEDING THE EXPECTED INITIAL ACTIVATION OF THE SYSTEM IN 1998. AS A RESULT, THE COMPANY WILL EXPERIENCE SIGNIFICANT ADDITIONAL CASH OUTFLOWS DURING 1997, AS COSTS WILL EXCEED RECOVERIES FROM THE HEALTHCARE PROVIDER. UPON THE COMPLETION OF THE INITIAL ACTIVATION THE COMPANY WILL BEGIN BILLING THE HEALTHCARE PROVIDER FOR RECOVERIES, THUS RECOVERIES WILL EXCEED COSTS AND RESULT IN NET CASH INFLOWS FOR THE COMPANY.

As of December 31, 1996, the Company had total long-term obligations, excluding current installments, of $51,000 and had no material commitments for capital expenditures, however the Company anticipates continued increased expenditures for additions to capitalized software in 1997.

THE COMPANY BELIEVES EXISTING INVESTMENTS AVAILABLE FOR SALE, ACCOUNTS RECEIVABLE AND AVAILABLE BANK CREDIT, TOGETHER WITH THE ANTICIPATED CASH GENERATED FROM OPERATIONS AND THE EXERCISE OF STOCK OPTIONS, WILL PROVIDE SUFFICIENT FUNDS FOR INTERNAL WORKING CAPITAL NEEDS, CAPITAL EXPENDITURE REQUIREMENTS, INTERNATIONAL CONTRACT DEVELOPMENT COSTS, AND POSSIBLE ACQUISITIONS OF PRODUCTS OR TECHNOLOGIES COMPLEMENTARY TO THE COMPANY'S BUSINESS IN 1997.

IMPACT OF INFLATION

The Company is affected by inflation through increased costs of salaries and benefits and other operating and administrative expenses. To the extent permitted by the marketplace, the Company attempts to pass on increased costs to its customers by periodically increasing prices of new sales and services.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company believes that its future results of operations could be impacted by a number of factors. The following factors, among others, should be considered in evaluating the future operating results of the Company.

Customer Concentration; Dependence on Large Long-Term Fixed-Price Contracts.
The Company currently derives the majority of its annual net revenues from a relatively small number of large long-term fixed-price contracts relating to sales of its healthcare information system and related installation services. The Company prices its system based in large part on the estimated number of hours required for installation at an assumed hourly rate, and typically charges several million dollars for each system, including related installation services. The majority of the Company's system installations have required from approximately 15,000 to 30,000 labor hours over a 12- to 30-month period for substantial contract completion. The Company recognizes revenue using the percentage-of-completion method, which the Company calculates based on hours worked compared to total hours estimated by the Company for installation. Therefore, any significant increase in the hours required for a system installation, or any significant delay in an installation schedule, could have a material adverse effect on a contracts profitability and, because of the size of each contract, on the Company's overall results of operations.

Long Sales Cycle; Dependence on Backlog. The Company's initial contact with a potential customer depends in significant part on the customers decision to replace, or substantially modify, its existing information system. How and when to replace or substantially modify an existing information system are major decisions for a healthcare provider.

Accordingly, the sales cycle for the Company's system is typically 12 to 18 months, or longer, from initial contact to contract execution.

As of December 31, 1996, the Company had approximately $87.9 million in total backlog. This backlog primarily consists of a relatively small number of large contracts relating to sales of its healthcare information system and related installation services that are not yet recorded as revenue. Due to the long, complex sales process, the Company is unable to predict with certainty whether a contract proposal will be accepted, when an accepted proposal will result in an executed contract and what the installation schedule will be for the executed contract. Therefore, the Company's future results of operations depend in large part on maintaining an adequate backlog. Any significant or ongoing failure by the Company to effectively manage the sales process to achieve sufficient levels of system sales to maintain an adequate backlog could have a material adverse effect on the Company's future business, financial condition and results of operations.

Dependence on Principal Product; Market Acceptance; New Product Development.
The Company's success and substantially all of its net revenues currently derive from sales of its healthcare information system and related services. For example, in excess of 90 percent of the Company's 1996 total net revenues were generated from sales of its LastWord system and related services. Therefore, any significant reduction in sales of the Company's system would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that a substantial factor in the market acceptance of its system has been its ability to meet the needs of users of healthcare information systems. The Company's future success and financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its system and other complementary products. Product development focused on enhancing existing products or introducing new products has inherent risks, and there can be no assurance that the Company will be successful in its product development efforts or that the market will continue to accept the Company's existing or new products.

Competition; Consolidation of the Healthcare Industry. The market for enterprise-wide healthcare information systems is intensely competitive. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. Competitors vary in size and in scope and breadth of the products and services offered. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

Many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, these enterprises have greater bargaining power, which may lead to price erosion of the Company's system. The Company's failure to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that once a healthcare provider has chosen a particular healthcare information system vendor, such provider will continue to rely on that vendor for its future information system requirements. As the healthcare industry undergoes further consolidation, each sale of the Company's system assumes even greater importance to the Company's business, financial condition and results of operations. The Company's inability to make initial sales of its system to healthcare providers that are replacing or substantially modifying their healthcare information systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Tandem. The Company's LastWord and Enterprise View systems currently operate solely on the Tandem computing platform. The Company currently has a distribution agreement with Tandem that expires in January 2002, and there can be no assurance that this agreement will be renewed. For the last several years, all systems sold by the Company have operated on the Tandem computing platform, and the Company has derived a significant amount of its net revenues from the resale of this platform. Therefore, termination of Tandem's relationship with the Company for any reason would have a material adverse effect on the Company's business, financial condition and results of operations.

Because of the foregoing factors, as well as other factors such as; the volume and timing of systems and additional hardware sales, possible contract and implementation postponements, changes in product mix of revenues, changes in the level of operating expenses, delays in revenue contributions from additional product offerings, uncertainty of international business development, and general economic conditions in the healthcare industry, the Company's operating results may fluctuate. All of the above factors are difficult for the Company to forecast, and can materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE
------------------------------------------                                         ----
 .   Report of Independent Auditors'                                                  20
 .   Consolidated Balance Sheets at December 31, 1996 and 1995                        21
 .   Consolidated Statements of Income for each of
       the years in the three-year period ended December 31, 1996                    23
 .   Consolidated Statements of Shareholders' Equity
       (Deficit) for each of the years in the three-year period ended
       December 31, 1996                                                             24
 .   Consolidated Statements of Cash Flows for each of the years in the
       three-year period ended December 31, 1996                                     25
 .   Notes to Consolidated Financial Statements                                       26


                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
PHAMIS, Inc.:


We have audited the accompanying consolidated balance sheets of PHAMIS, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAMIS, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
Seattle, Washington
January 31, 1997, except for note 14,
      which is as of March 25, 1997

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 1996 and 1995

                   (In thousands, except per share amounts)

--------------------------------------------------------------
                 ASSETS                         1996     1995
--------------------------------------------------------------
Current assets:
 Cash and cash equivalents                  $       -    4,488
 Investments available for sale, at
  fair value (note 2)                          18,838   19,890
 Accounts receivable, net of allowance
  of $102 in 1996 and $67 in 1995               8,417    6,153
 Accrued revenue receivable (note 3)            2,073    1,143
 Refundable income taxes (note 11)                316      777
 Deferred income taxes (note 11)                  323      557
 Prepaid expenses and other assets
  (note 4)                                        857      651
                                            ------------------
         Total current assets                  30,824   33,659
                                            ------------------

Furniture, equipment and leasehold
 improvements (notes 7 and 8):
 Furniture                                      2,074    1,127
 Equipment                                      6,349    4,673
 Leasehold improvements                           366      596
                                            ------------------
                                                8,789    6,396
 Less accumulated depreciation and
  amortization                                  4,023    3,458
                                            ------------------
         Net furniture, equipment and
          leasehold improvements                4,766    2,938
                                            ------------------

Other investments and advances, at cost
 (note 4)                                       2,560    1,082
Capitalized software costs, net of
 accumulated amortization of $4,137 in
 1996 and $2,800 in 1995                        5,120    3,060
Other                                             477      367
--------------------------------------------------------------
         Total assets                       $  43,747   41,106
--------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

                    Consolidated Balance Sheets, continued

                          December 31, 1996 and 1995

                   (In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                 Liabilities and Shareholders' Equity                                            1996         1995
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
 Note payable to bank (note 6)                                                              $     -             209
 Current installments of long-term obligations (note 7)                                         102             265
 Accounts payable                                                                             1,739           2,531
 Accrued compensation expense                                                                   985           1,657
 Other accrued expenses                                                                         929             310
 Deferred revenue (note 3)                                                                    7,590           7,236
                                                                                            -----------------------
         Total current liabilities                                                           11,345          12,208
                                                                                            -----------------------
Long-term obligations, excluding current installments (note 7)                                   51             152

Deferred income taxes (note 11)                                                               1,191             666

Shareholders' equity (note 9):
 Preferred stock, $.0025 par value.  Authorized 4,000 shares; no shares
    outstanding                                                                                   -               -
 Common stock, $.0025 par value.  Authorized 25,000 shares; issued and
    outstanding 6,127 shares in 1996 and 5,968 shares in 1995                                    15              15
 Additional paid-in capital                                                                  27,240          25,921
 Unrealized gains on investments (note 2)                                                        15              32
 Retained earnings                                                                            3,890           2,112
                                                                                             -----------------------
         Total shareholders' equity                                                           31,160          28,080

Commitments and contingencies (notes 8, 9, 12 and 13)
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                          $43,747          41,106
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

                       Consolidated Statements of Income

                 Years ended December 31, 1996, 1995 and 1994

                   (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------
                                                                 1996           1995            1994
------------------------------------------------------------------------------------------------------
Net revenues (note 10):
 Systems, licenses and service                                $35,128           35,660          28,597
 Support and maintenance                                        8,033            6,001           4,994
 Additional hardware                                            6,139            5,504           5,510
                                                              ----------------------------------------
    Total net revenues                                         49,300           47,165          39,101
                                                              ----------------------------------------
Costs of revenues:
 Systems, licenses and service                                 19,665           20,058          17,247
 Support and maintenance                                        5,061            4,091           3,547
 Additional hardware                                            3,992            3,851           4,130
                                                              ----------------------------------------
    Total cost of revenues                                     28,718           28,000          24,924
                                                              ----------------------------------------
    Gross margin                                               20,582           19,165          14,177
                                                              ----------------------------------------
Operating expenses:
 Sales and marketing                                            7,510            5,579           4,657
 Research and development                                       5,793            3,896           2,957
 General and administrative                                     3,885            4,954           4,143
 Merger and acquisition costs (note 5)                            292                -               -
 Corporate headquarters relocation (note 8)                       304                -               -
 International market entry costs (note 13)                       810                -               -
                                                              ----------------------------------------
    Total operating expenses                                   18,594           14,429          11,757
                                                              ----------------------------------------
    Operating income                                            1,988            4,736           2,420
                                                              ----------------------------------------
Other income (expense):
 Interest income                                                  780            1,096              81
 Interest expense                                                 (31)             (65)           (123)
 Other, net                                                       (32)              29            (109)
                                                              ----------------------------------------
    Other income (expense), net                                   717            1,060            (151)
                                                              ----------------------------------------
    Income before income taxes and extraordinary item           2,705            5,796           2,269

Provision for income taxes (note 11)                              927            1,488              30
                                                              ----------------------------------------
    Income before extraordinary item                            1,778            4,308           2,239

Extraordinary item-gain from forgiveness of debt (note 5)           -                -             298
                                                              ----------------------------------------
         Net income                                           $ 1,778            4,308           2,537
                                                              ----------------------------------------
Net income per common share - primary                         $   .28              .68             .61
Net income per common share - fully diluted                   $   .28              .68             .57
Weighted average number of common shares outstanding -          6,361            6,320           4,165
   primary
Weighted average number of common shares outstanding - fully    6,361            6,353           4,443
   diluted
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity (Deficit)

                 Years ended December 31, 1996, 1995 and 1994

                                (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
                                                                                         Unrealized                        share-
                                                                          Additional      gains on        Retained        holders'
                                                       Common stock         paid-in        invest-        earnings         equity
                                                     ----------------
                                                     Shares    Amount       capital         ments         (deficit)       (deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993                         3,803    $    9       $ 4,129         $   -           (4,733)       $   (595)

Stock issued in connection with initial public
  offering                                            1,400         4        14,750             -                -          14,754
Stock options exercised                                  44         -           115             -                -             115
Stock issued pursuant to employee stock
  purchase plan                                           7         -            33             -                -              33
Stock issued to 401(k) plan                              21         -           103             -                -             103
Net income                                                -         -             -             -            2,537           2,537
                                                     ------------------------------------------------------------------------------

Balances at December 31, 1994                         5,275        13        19,130             -           (2,196)         16,947

Stock issued in connection with initial public
  offering (underwriters' overallotment)                385         1         4,176             -                -           4,177
Stock options exercised                                 276         1         1,177             -                -           1,178
Tax benefit related to stock options                      -         -           769             -                -             769
Stock issued pursuant to employee stock
  purchase plan                                           7         -           149             -                -             149
Stock issued to 401(k) plan                              25         -           520             -                -             520
Unrealized gains on investments                           -         -             -            32                -              32
Net income                                                -         -             -             -            4,308           4,308
                                                     ------------------------------------------------------------------------------

Balances at December 31, 1995                         5,968        15        25,921            32            2,112          28,080

Stock options exercised                                 117         -           509             -                -             509
Tax benefit related to stock options                      -         -           164             -                -             164
Stock issued pursuant to  employee stock
  purchase plan                                          14         -           182             -                -             182
Stock issued to 401(k) plan                              28         -           464             -                -             464
Unrealized gains (losses) on investments                  -                       -           (17)               -             (17)
Net income                                                -         -             -             -            1,778           1,778
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                         6,127    $   15       $27,240         $  15         $  3,890        $ 31,160
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1996        1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                                      $   1,778       4,308        2,537
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                    2,640       1,955        1,498
    Deferred income taxes                                                                              768         357         (265)
    International market entry costs                                                                   810           -            -
    Other                                                                                              106          21         (151)
    Change in certain assets and liabilities:
     Accounts receivable                                                                            (2,264)       (934)      (1,709)
     Accrued revenue receivable                                                                       (930)       (647)         104
     Refundable income taxes                                                                           625          (8)           -
     Prepaid expenses and other current assets                                                        (206)       (291)          42
     Accounts payable                                                                                 (792)        939         (280)
     Accrued compensation expense and other accrued expenses                                           (53)        362          710
     Income taxes payable                                                                                -        (255)         255
     Deferred revenue                                                                                  354        (536)       2,520
                                                                                                 -----------------------------------
         Net cash provided by operating activities                                                   2,836       5,271        5,261
                                                                                                 -----------------------------------

Cash flows from investing activities:
 Purchases of investments                                                                          (18,459)    (60,908)     (14,964)
 Maturities and sales of investments                                                                19,485      56,030            -
 Purchases of furniture, equipment and leasehold improvements                                       (3,237)     (1,792)        (807)
 Capitalized software development costs                                                             (3,397)     (1,853)        (526)
 Other investments                                                                                  (1,478)     (1,082)           -
 International contract development costs                                                             (824)          -            -
 Decrease (increase) in other assets and other                                                         (96)       (137)          84
                                                                                                 -----------------------------------

         Net cash used in investing activities                                                      (8,006)     (9,742)     (16,213)
                                                                                                 -----------------------------------

Cash flows from financing activities:
 Net proceeds from initial public offering                                                               -       4,177       14,754
 Proceeds from issuance of common stock under stock option and employee benefit
  plans                                                                                              1,155       1,847          251
 Principal repayments of long-term obligations                                                        (264)       (480)        (370)
 Net change in note payable to bank                                                                   (209)        109         (782)
                                                                                                 -----------------------------------
         Net cash provided by financing activities                                                     682       5,653       13,853
                                                                                                 -----------------------------------

         Net increase (decrease) in cash and cash equivalents                                       (4,488)      1,182        2,901

Cash and cash equivalents at beginning of year                                                       4,488       3,306          405
                                                                                                 -----------------------------------
Cash and cash equivalents at end of year                                                         $       -       4,488        3,306
                                                                                                 -----------------------------------

Supplemental disclosures of cash flow information - cash paid during the year for:
   Interest                                                                                      $      31          65          122

   Income taxes                                                                                         84       1,395           43
                                                                                                 -----------------------------------

Supplemental schedule of noncash investing and financing activities:
 Equipment acquired under capital lease agreements                                               $       -           -          355
 Tax benefit from stock options exercised                                                              164         769            -
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------
(1)  Significant Accounting Policies

(a)  Nature of Operations

PHAMIS, Inc. (Company) develops, markets, installs and services, enterprise-wide, patient-centered health care information systems for use by large- and medium-sized health care providers. The PHAMIS-LASTWORD system is an integrated hardware and software solution that constructs an on-line lifetime medical record that is accessible simultaneously throughout the health care delivery enterprise. The LASTWORD system collects, stores and organizes patient-centered health care information as a single relational database that enables immediate on-line access to current and prior episodes of patient care. The majority of the Company's revenues (in excess of 90%) are generated from sales of the LASTWORD system, and its remaining revenues are generated from its recently acquired Data Breeze, Inc. practice management solution. The principal market for the Company's products and technologies are hospitals and medical group practices with revenues in excess of $100 million located throughout the United States, and targeted international markets.

The LASTWORD system operates on the fault-tolerant computing platform provided by Tandem Computers, Inc. (Tandem). The Company has derived a significant amount of its net revenues from the resale of this platform. The Company has operated for a number of years under various distribution agreements with Tandem, and the current agreement expires in January 2002. Any significant failure by Tandem to meet the Company's hardware requirements would require the Company to make substantial investments to convert its products to operate on a computing platform provided by another supplier.

In March 1996, the Company acquired Data Breeze, Inc. (DataBreeze), a Florida-based provider of information systems for the physician practice management marketplace through a pooling-of-interests. The DataBreeze practice management and managed care information system is designed for medium- to large-sized management service organizations (MSOs), and multi-specialty, multi-site physician group practices. The consolidated financial statements for all periods prior to the acquisition have been restated to include the accounts and results of operations of DataBreeze.

In December 1994, the Company completed an initial public offering (IPO) of 1,400,000 shares of common stock at an offering price of $12 per share. The proceeds to the Company from the IPO, after deducting commissions and offering expenses, were approximately $14,754,000.

In January 1995, an additional 385,200 shares of common stock were offered at the offering price, and at the same terms of the IPO shares, to cover underwriters' overallotments made in connection with the IPO. The proceeds to the Company, after deducting commissions and offering expenses, were approximately $4,177,000.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

(c)  Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Revenue Recognition

Systems revenues are typically generated from long-term contracts to deliver and install an integrated systems solution. Systems revenues include software license fees, service fees, and revenues from the resale of third-party hardware. Such revenues and the related costs, including the cost of contract hardware, are recognized using the percentage-of-completion method as the work progresses. These revenues and costs are measured primarily based on the ratio of labor hours incurred to total estimated labor hours for the particular contract, as prescribed by generally accepted accounting principles for long-term, fixed-price contracts. Should the total estimated cost of a contract be expected to exceed the contract price, the total estimated loss is recorded in the period in which such loss is determined. The Company also licenses additional software and provides additional services to its customers outside the scope of its original system contract. Such revenues are recognized either by the percentage-of-completion method or as the services are provided.

Support and maintenance fees are generally billed monthly and are recognized ratably over the contract period with the related costs expensed as incurred. Revenues for hardware sales not included in a systems contract, ("additional hardware"), are recognized upon shipment.

Customer payment terms vary. Amounts billed in advance of satisfying revenue recognition criteria are classified in current liabilities as "deferred revenue" in the accompanying consolidated balance sheets. Costs and earnings recognized in advance of billing are classified in current assets as "accrued revenue receivable." The Company charged $27,000, $33,000 and $38,000, net of recoveries, in 1996, 1995 and 1994, respectively, to the consolidated statements of income related to allowances for doubtful accounts receivable.

(e)  Software Development Costs

Software development costs incurred in conjunction with product development are charged to research and development expense until technological feasibility has been established. Thereafter, all software development costs for qualified projects are capitalized and are stated at the lower of unamortized cost or net realizable value. Net realizable value for a particular software product is assessed based on anticipated gross margins applicable to sales of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for each product based on the greater of the amount computed using (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or (ii) the straight-line method over a three-year life or the products estimated economic life, if shorter.

Amortization expense related to capitalized software costs amounted to $1,338,000, $943,000 and $722,000 in the years ended December 31, 1996, 1995 and
1994, respectively. These amounts are included in costs of systems, licenses and service.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

(f)  Research and Development

Research and development costs, other than software development costs, are charged to expense as incurred.

(g)  Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)  Earnings Per Common Share

Primary and fully diluted net income per common share are computed using the weighted average number of common and common-equivalent shares outstanding, including shares issuable upon exercise of stock options. The computation, using the treasury stock method, assumes that the proceeds from the exercise of stock options, including tax benefits, are used to repurchase common shares at the average market price of the Company's common stock during each period for primary net income per common share, and at the greater of the average market price during each period or the market price at the end of each period for fully diluted net income per common share. Pursuant to the rules of the Securities and Exchange Commission, common and common-equivalent shares issued during the 12 months immediately preceding the date of the Company's IPO in 1994 have been included in the calculation of common and common-equivalent shares as if they were outstanding for all periods presented through the date of the Company's IPO using the IPO price of $12.00 per share.

(i)  Cash and Cash Equivalents

Cash and cash equivalents include demand deposits with commercial banks and certain money market mutual funds used for temporary cash management purposes. Net overdrafts with commercial banks of $49,000 at December 31, 1996 are classified in current liabilities as "other accrued expenses."

(j) Investments Available-For-Sale

Investments in short-term investment-grade, interest-bearing debt securities are classified as available-for-sale, and are carried at fair value. The Company records unrealized holding gains and losses, net of income taxes, as a separate component of shareholders' equity. The Company's policy is to classify investments, some of which may have maturities of three months or less at the time of purchase, as investments available-for-sale rather than cash equivalents if they are acquired and disposed of through its available-for-sale investment portfolio.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

(k)  Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, investments available-for-sale and other investments, accounts receivable and payable, and long- and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company periodically enters into forward exchange contracts to hedge certain recorded or anticipated transactions denominated in foreign currencies. The objective of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual equivalent dollar cash flows resulting from transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. Gains and losses are deferred and included as a component of the related transaction. The Company did not have any outstanding financial instruments with off-balance sheet risk at December 31, 1996.

The Company's customers are substantially all large integrated health care delivery enterprises located in the United States, United Kingdom and Canada. Since a substantial portion of the Company's business is related to large dollar value contracts, these receivables may be concentrated in relatively few accounts. Three customer accounts at December 31, 1996 represented 34% of the total accounts receivable balance while at December 31, 1995, the three largest accounts represented 38% of the total balance. The Company does not have a general policy of requiring collateral for its receivables, but it generally requires down payments to be received in advance of performing significant services.

(l) Furniture, Equipment and Leasehold Improvements

Furniture, leasehold improvements and owned equipment are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments discounted at the Company's incremental borrowing rate at the beginning of the lease term or fair value at the inception of the lease.

Depreciation and amortization of furniture, equipment and leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Furniture                   7 years
Equipment                   4 to 5 years
Leasehold improvements      Lesser of lease term or estimated useful life

(m)  Stock Based Compensation


In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for options granted with an exercise price equal to or in excess of fair value at the date of grant. Note 9 to the consolidated financial statements contains a summary of pro forma net income and earnings per share for 1996 and 1995 as if the Company had recognized compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

(n)  Reclassifications

Certain prior period balances have been reclassified to conform to the 1996 presentation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

(2) INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at December 31, 1996 and 1995 consist principally of tax-exempt, investment-grade, interest-bearing securities diversified among security types and users. Investments available-for-sale consisted of the following at December 31, 1996:

                                                                              Unrealized           Fair
                                                                Cost         gains (losses)        value
                                                            ----------------------------------------------
                                                                             (In thousands)
                State and municipal bonds and notes         $   9,087              24               9,111
                Tax-exempt municipal preferreds                 9,728              (1)              9,727
                                                            ----------------------------------------------
                                                            $  18,815              23              18,838
                                                            ==============================================

Investments available-for-sale consisted of the following at December 31, 1995:


                                                                            Unrealized gains         Fair
                                                                Cost                                value
                                                            ----------------------------------------------
                                                                             (In thousands)
                Money market funds                          $     622               -                 622
                State and municipal bonds and notes             8,899              49               8,948
                Tax-exempt municipal preferreds                10,320               -              10,320
                                                            ----------------------------------------------
                                                            $  19,841              49              19,890
                                                            ==============================================

At December 31, 1996 and 1995, approximately $15,000 and $32,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity, respectively. The cost and fair value of available-for-sale securities as of December 31, 1996, by contractual maturity, consisted of the following:

                                                                                      Fair
                                                                Cost                  value
                                                             -------------------------------
                                                                       (In thousands)
                Due in one year or less                       $  15,497               15,504
                Due in one to two years                           3,318                3,334
                                                              ------------------------------
                                                              $  18,815               18,838
                                                              ==============================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

(3)   UNCOMPLETED CONTRACTS
Costs, estimated earnings and billings to date on uncompleted contracts were as follows at December 31:


                                                               1996      1995
                                                           ---------------------
                                                               (In thousands)
               Costs incurred on uncompleted contracts     $ 49,770       55,641
               Estimated earnings                            33,618       33,322
                                                           ----------------------
                                                             83,388       88,963
               Less billings to date                         88,905       95,056
                                                           ----------------------
                                                           $ (5,517)      (6,093)
                                                           ======================
               Included in accompanying balance sheets
                under the following captions:
                  Accrued revenue receivable                  2,073        1,143
                  Deferred revenue                           (7,590)      (7,236)
                                                           ----------------------
                                                           $ (5,517)      (6,093)
                                                           ======================

(4)    OTHER INVESTMENTS AND ADVANCES

In February 1996, the Company signed a Distribution Agreement with a California-based software developer of mobile computing solutions for the home healthcare marketplace. The Agreement allows the Company to distribute the home healthcare solutions throughout its direct sales network. In addition to the Agreement, the Company purchased a minority equity interest in the developer for approximately $950,000 in cash. The equity interest is accounted for under the cost method of accounting. Subsequent to the initial investment, the Company advanced $295,000 to the developer which was repaid in 1997.

In December 1995, the Company purchased an equity interest in a critical care information systems developer based in Europe, for approximately $1,082,000 in cash. The equity interest is accounted for under the cost method of accounting. In addition to the equity interest, the Company entered into an OEM Distribution Agreement to distribute the critical care system throughout the Company's customer base. To consummate the Agreement the Company paid certain costs for advance license fees, which are recorded as prepaid expenses. During 1996 the Company was a participant in an additional round of equity financing of the developer, as a result of which the Company invested an additional $225,000.

(5)    ACQUISITION

In March 1996, the Company completed the acquisition of DataBreeze which became a wholly-owned subsidiary of the Company and continues to operate from its Florida headquarters. The transaction was accounted for as a pooling-of-interests, and was effected through the exchange of 153,609 shares of common stock of the Company for all the issued and outstanding shares of DataBreeze. In connection with the merger, the Company incurred approximately $292,000 of one-time merger costs consisting principally of transaction fees for investment bankers, attorneys, and other related charges necessary to consummate the transaction.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

The results of operations previously reported by the separate enterprises and the consolidated amounts for the years ended December 31, 1995 and 1994 are summarized below.

                                                                Year ended December 31,
                                                                  1995             1994
                                                              ----------------------------
                                                                      (In thousands)
               Net revenues:
                PHAMIS Inc.                                   $  44,003            34,442
                DataBreeze                                        3,162             4,659
                                                              ----------------------------
                Consolidated                                  $  47,165            39,101
                                                              ============================

               Extraordinary item:
                PHAMIS Inc.                                           -                 -
                DataBreeze                                            -               298
                                                              ----------------------------
                Consolidated                                  $       -               298
                                                              ============================

               Net income (loss):
                PHAMIS Inc.                                       4,546             2,401
                DataBreeze                                         (238)              136
                                                              ----------------------------
                Consolidated                                  $   4,308             2,537
                                                              ============================

In 1994, DataBreeze negotiated a settlement on a note payable resulting in a forgiveness of debt of $298,000 which is recorded as an extraordinary item in the 1994 consolidated statement of income.

(6)    NOTE PAYABLE TO BANK

As of December 31, 1996, the Company has an unsecured $5,000,000 revolving line of credit agreement with a bank which expires on June 1, 1998. The agreement imposes certain financial covenants requiring the Company to maintain certain levels of net worth, debt to net worth ratios, and current ratios. In addition, the agreement contains an option to convert up to $5,000,000 of the revolving line of credit to a two-year term loan with a maturity no later than June 1, 2000. Borrowings under this line bear interest at the bank's prime rate. There were no amounts outstanding at December 31, 1996 or 1995.

Prior to the acquisition of DataBreeze by the Company (Note 5), DataBreeze had a $250,000 line of credit agreement with a bank. Borrowings under the line carried interest at rates above the bank's prime rate, were subject to certain restrictive financial covenants, and were collateralized by substantially all of DataBreeze's assets. Borrowings of $209,000 were outstanding under this line at December 31, 1995. The line of credit agreement was subsequently canceled in connection with the acquisition of DataBreeze by the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------
(7)   Long-Term Obligations

Long-term obligations consist of the following at December 31:

                                                                                            1996      1995
                                                                                           ----------------
                                                                                            (In thousands)

               Unsecured notes payable due in monthly installments, including interest
                 at rates ranging from 10% to 12%, final payment due January 1997          $    2      133
                Capital lease obligations payable, including imputed interest at rates
                    ranging from 9.25% to 11.0%, final payments due 1998 to 2000              151      284
                                                                                           ----------------
                          Total long-term obligations                                         153      417

               Less current installments                                                      102      265
                                                                                           ----------------
               Total long-term obligations, excluding current installments                 $   51      152
                                                                                           ----------------

The principal maturities of total long-term obligations, excluding current installments, at December 31, 1996 are currently scheduled to mature during 1998 through 2000.

Capitalized equipment leases included in equipment at December 31 are as follows:

                                                                                            1996      1995
                                                                                           ----------------
                                                                                            (In thousands)

               Equipment                                                                  $ 1,056    1,147
                  Less accumulated amortization                                               776      678
                                                                                           ----------------
                                                                                          $   280      469
                                                                                           ----------------

(8)    Operating Leases

The Company occupies its office space and uses certain of its equipment under terms of noncancelable operating leases expiring at various dates through 2005. Future minimum lease payments under noncancelable operating leases are as follows at December 31, 1996:

                                                                                        (In thousands)
               Years ending December 31:
                   1997                                                                  $  1,589
                   1998                                                                     1,728
                   1999                                                                     1,780
                   2000                                                                     1,782
                   2001                                                                     1,784
                   Thereafter                                                               8,403
                                                                                          --------
                                                                                         $ 17,066
                                                                                          --------

Rent expense under noncancelable operating leases amounted to $1,417,000, $976,000 and $821,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

In 1996, the Company relocated to its new corporate headquarters in Seattle, Washington. In connection with the relocation, the Company incurred approximately $304,000 of one-time, nonrecurring administrative expenses.

(9)    Shareholders' Equity


(a)    Shareholder Rights Plan

In July 1996, the Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred share purchase right (a "Right") on each outstanding share of common stock. Under certain circumstances, following a merger or other business combination transaction of 15% or more of the Company's outstanding common stock by an acquiring person or group, each Right (other than Rights held by an acquiring group or person) may be exercised to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $105. The Rights, which are redeemable by the Company at $0.01 per Right, expire in July 2006. The Rights have certain antitakeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors.

(b)  Stock Compensation Plans

At December 31, 1996, the Company has three fixed stock option plans and an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans under which no compensation expense has been recognized for its four stock-based compensation plans. Had compensation expense for the Company's plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                               1996    1995
                                            ----------------
                                             (In thousands)

Net income - as reported                    $  1,778   4,308
Net income - pro forma                           913   3,837
Primary net income per common share -            .28     .68
 as reported
Primary net income per common share -            .15     .61
 pro forma
Fully diluted net income per common              .28     .68
 share - as reported
Fully diluted net income per common              .15     .60
 share - pro forma

The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Fixed Stock Option Plans

Options granted under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (1983 Plan) and the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (1993 Plan), are exercisable at the fair market value of the stock at the date of grant. Options granted under both plans, prior to May 1996, are generally exercisable in cumulative increments of 1.667% per month over a five-year period and expire ten years from the date of grant. In April 1996, the Company's Compensation Committee

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

amended the 1993 Plan's vesting policy for option grants from 1.667% per month over a five-year period to 25% per year over a four-year period. In addition, the Board of Directors amended the 1993 Plan in May 1996 and October 1994, authorizing the increase in the number of shares available for issuance from 400,000 to 900,000 and 200,000 to 400,000, respectively.

In October of 1994, the Board of Directors authorized 25,000 shares of common stock to be reserved for grant pursuant to the Nonemployee Director Stock Option Plan (1994 Plan). The options become fully vested and exercisable one year from the date of grant provided the director attends the requisite number of Board of Directors meetings. Options expire upon the earlier of 10 years from the date of grant or one year after a directors termination of service as a director.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        1996         1995
                                  -------------------------
Expected dividend yield                    0%           0%
Expected stock price volatility        62.50%       62.50%
Risk-free interest rate                 6.14%        7.16%
Expected life of options           3.8 years    4.4 years

The weighted average fair value of options granted during 1996 and 1995 was $10.10 and $11.28, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

A Summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:

                                                             Outstanding
                                                          -------------------
                                                               options
                                            Shares        -------------------       Weighted         Options      Exercisable
                                           available      1983    1993   1994        average        exercisable   price per
                                           for grant      plan    plan   plan      exercise price   at year-end     share
                                          ----------------------------------------------------------------------------------
                                                   (In thousands)                                (In thousands)
Balances at December 31, 1993               152          650       48       -       $   4.21           414         .50-4.80

Options set aside                           225            -        -       -
Options granted                            (140)           -      137       3           5.53
Options exercised                             -          (42)      (2)      -           2.56
Options relinquished                          6          (14)      (6)      -           4.62
                                          -------------------------------------
Balances at December 31, 1994               243          594      177       3           4.53           486         .50-12.00

Options granted                            (116)           -      113       3          19.11
Options exercised                             -         (269)      (7)      -           4.27
Options relinquished                          4           (2)      (4)      -           6.33
                                          -------------------------------------
Balances at December 31, 1995               131          323      279       6           7.43           347        1.45-28.38

Options set aside                           500            -        -       -
Options granted                            (221)           -      218       3          19.97
Options exercised                             -         (100)     (17)      -           4.35
Options relinquished                         14           (2)     (14)     (1)         15.69
                                         --------------------------------------
Balances at December 31, 1996               424          221      466       8       $  11.74           329        3.85-28.55
                                         ======================================

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                      Options Outstanding                            Options Excercisable
                      ------------------------------------------------------   ---------------------------------
                         Shares       Weighted average                            Shares
   Range of           outstanding       remaining           Weighted average    exercisable     Weighted average
exercise prices       at 12/31/96    contractual life       exercise price      at 12/31/96     exercise price
----------------------------------------------------------------------------    --------------------------------
 $3.85 - 6.04            364              5.39                   $4.66               272            $4.50
 9.00 -  12.88            17              9.04                   11.64                 4            10.43
 14.50 - 16.93            86              8.11                   16.86                31            16.93
 18.63 - 21.11           147              9.48                   19.03                 5            19.37
 23.76 - 28.55            81              7.73                   24.80                17            25.01
                        ----                                                        ----
 $3.85 - 28.55           695              6.96                  $11.74               329            $7.05
                        ----                                                        ----

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------
Employee Stock Purchase Plan

The Company has an employee stock purchase plan whereby eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value on the first or the last day of each three-month exercise period. The Company has reserved 200,000 shares of common stock for issuance under the plan. The number of shares available for purchase during the year is determined at the discretion of the Board of Directors. At December 31, 1996, 179,000 shares were reserved for future issuance. During 1996, 14,000 shares were purchased under the plan at an average price of $12.53 per share. During 1995, 7,000 shares were purchased at an average price of $22.00 per share. During 1994, 7,000 shares were purchased at an average price of $5.16 per share. Employees are also allowed to direct portions of their investments in the 401(k) Retirement Savings Plan (Note 12) to acquire Company common stock.

Under SFAS No. 123, compensation expense is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: dividend yield of 0% for both years; an expected life of 90 days for both years; expected volatility of 62.5% for both years; and risk-free interest rates of 5.14% and 5.69%. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $5.44 and $7.25, respectively.

(10)    SALES INFORMATION

The Company currently derives a significant amount of its annual net revenues from a relatively small number of large long-term fixed-price contracts, relating to sales of its health care information system and related installation services. During 1996 and 1994 there were no individual customers that accounted for more than 10% of total net revenues. One customer represented 11% of the Company's total net revenues for the year ended December 31, 1995.

Under the percentage-of-completion method, a significant increase in the hours required for a system installation could have an adverse effect on a contracts profitability. In addition, the Company's installation contracts generally provide for payments upon the achievement of certain milestones. Therefore, any significant delay in the achievement of milestones on one or more contracts could have an adverse effect on cash flows.

(11) INCOME TAXES

The components of the provision for income taxes for the years ended December 31 are as follows:

                                          1996    1995    1994
                                         ---------------------
                                           (In thousands)
            Federal:
             Current                   $   175      941    265
             Deferred                      647      357   (265)
                                         ---------------------
                                           822    1,298     --
                                         ---------------------
            State:
             Current                       (16)     190     30
             Deferred                      121       --     --
                                           ---      ---     --
                                           105      190     30
                                         ---------------------
                                       $   927    1,488     30
                                         ---------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------
Provision for income taxes differs from "expected" income tax expense (computed by applying the U.S. Federal income tax rate of 34%) as follows for the years ended December 31:


                                                           1996  1995   1994
                                                          ------------------
Computed "expected" tax expense                            34%   34%     34%
State income taxes, net of Federal benefit                  2     2       1
Tax-exempt interest and dividends                          (8)   (4)      -
Nondeductible merger costs                                  4     -       -
Change in valuation allowance for net deferred tax          -    (9)    (35)
       assets
Other                                                       2     3       1
                                                          ------------------
                                                           34%   26%      1%
                                                          ------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are comprised of the following for the years ended December 31:

                                                                                       1996     1995
                                                                                    ----------------
                                                                                      (in thousands)
Deferred tax assets:
   Accounts receivable, due to allowance for doubtful accounts                   $       38      23
   Compensated absences, principally due to accrual for
     financial reporting purposes                                                       294     241
   Contracts in progress                                                                  -     302
   Research and development tax credit                                                  244     222
   Loss carryforwards and other tax credits                                             521     157
   Other                                                                                 68      21
                                                                                   -----------------
         Total deferred tax assets                                                    1,165     966
                                                                                   ------------------
Deferred tax liabilities:
 Capitalized software costs, net of accumulated amortization                          1,888   1,040
  Other                                                                                 145      35
                                                                                   ------------------
         Total deferred tax liabilities                                               2,033   1,075
                                                                                   ------------------
         Net deferred tax liabilities                                            $      868     109
                                                                                   ------------------
Included in accompanying balance sheets under thw following caption:
   Current assets - deferred income taxes                                               323     557
   Noncurrent liabilities - deferred income taxes                                     1,191     666
                                                                                   -----------------
                                                                                     $  868     109
                                                                                   ==================

As of December 31, 1996, the Company had net operating loss carryforwards of $1,054,000 and minimum tax credit carryforwards of $156,000 for Federal and state income tax reporting purposes. In addition, at December 31, 1996, the Company had research and development tax credit carryforwards for Federal income tax purposes, of approximately $244,000. These net operating losses and research and development tax credit carryforwards expire in

                  Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
various periods from 2007 to 2011 and are available to reduce future Federal and state income taxes. The minimum tax credit carryforwards have no expiration date and are available to reduce future Federal income taxes. The Company believes that it is more likely than not that the deferred tax assets will be realized prior to their expiration. This belief is based on recent and anticipated future earnings, as such, no valuation allowance was recorded at December 31, 1996 or 1995.


(12) 401(K) RETIREMENT SAVINGS PLAN

The Company has a 401(k) Retirement Savings Plan in which all full-time employees of the Company are eligible to participate. Participants become eligible for the employer-matching contribution on the first day of the calendar quarter immediately following the completion of one year of service. The Company matches 50% of participant contributions up to a maximum Company contribution of $1,500 per employee in the Company's stock. Matching contributions to the plan were $320,000, $165,000 and $97,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

(13) INTERNATIONAL MARKET ENTRY COSTS

In December 1996, the Company signed an agreement to install its LastWord system at a United Kingdom-based health care provider, to provide facilities management services and assist in the development process of modifying the Company's system to reflect U.K. market requirements. The agreement will be accounted for as a development contract with an estimated term of eight years. The contract payment terms and conditions were negotiated in accordance with the provisions of the Private Finance Initiative. A portion of the contract value is subject to certain variable pricing requirements which are determined in accordance with certain performance indicators. The variable portion of the contract is not considered material to the total contract value. During 1996, the Company recorded approximately $810,000 of non-recurring charges representing the excess of estimated costs over estimated recoveries related to the contract. Future expenditures to be incurred over the term of the contract are expected to be approximately $15 million, including costs to be incurred by a third party subcontractor, which amounts the Company expects to recover over the term of the contract.

(14)  SUBSEQUENT EVENT

On March 25, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among PHAMIS, Inc. and IDX Systems Corporation, a Vermont-based corporation ("IDX"). Pursuant to the Merger Agreement, each outstanding share of PHAMIS, Inc. common stock will be canceled and converted automatically into the right to receive .73 shares of IDX common stock, subject to adjustment within a range of .6811 to .80 shares of IDX common stock, based on the average market price per share of IDXs common stock. In addition, the Company agreed to pay IDX a $6 million fee plus expenses not to exceed $1.5 million if the Merger Agreement is terminated under certain circumstances. The Merger is expected to be accounted for as a pooling-of-interests and to qualify as a tax-free reorganization.

The Merger is subject to the customary closing conditions, including shareholder approval by both companies, to be considered at separate meetings anticipated to occur in July 1997, and legal and regulatory approvals. The Merger will be effective promptly following shareholder approval, assuming satisfaction of the other conditions of the Merger.

                  Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables (presented in thousands, except per share amounts) set forth certain unaudited quarterly supplementary data for each of the years in the two-year period ended December 31, 1996:

                                                                                    Three months ended
                                                          -------------------------------------------------  Year ended
                                                              March 31,   June 30,    Sept. 30,    Dec. 31,    Dec. 31,
                                                                1996        1996       1996         1996        1996
                                                          -------------------------------------------------------------
               Net revenues                                $ 12,115       12,160      12,814       12,211      49,300
               Gross margin                                   5,115        5,295       5,002        5,170      20,582
               Net income                                       356          467         671          284       1,778
               Net income per common
               share - primary                                  .06          .07         .11          .04         .28
               Net income per common
               share - fully diluted                            .06          .07         .11          .04         .28


                                                                                    Three months ended
                                                          -------------------------------------------------  Year ended
                                                              March 31,   June 30,    Sept. 30,    Dec. 31,    Dec. 31,
                                                                1995        1995       1995         1995        1995
                                                          -------------------------------------------------------------
               Net revenues                               $  11,663       12,026      11,173       12,303      47,165
               Gross margin                                   4,574        4,855       4,759        4,977      19,165
               Net income                                     1,162        1,102       1,073          971       4,308
               Net income per common
                   share - primary                              .18          .17         .17          .16         .68
               Net income per common
                   share - fully diluted                        .18          .17         .17          .16         .68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                            Age                    Positions
----                            ---                    ---------

Frank T. Sample..............    51   President, Chief Executive Officer and
                                      Director
Malcolm A. Gleser............    54   Senior Vice President of Corporate Research
                                      Organization and Chairman of the Board
Mark F. Wheeler..............    47   Senior Vice President of Corporate Research
                                      Organization and Secretary
Gregg W. Blodgett............    43   Vice President of Finance and Administration,
                                      Chief Financial Officer and Treasurer
Laurie Lancaster Pike........    41   Vice President of Business Development
Charles H. Reiling...........    59   Senior Vice President of Client Services Organization
Thomas M. Watson.............    47   Vice President of Sales
Daniel Dyer (1)(2)...........    67   Director
Timothy J. Wollaeger (1)(2)..    53   Director
Lonnie M. Smith (1)(2).......    52   Director
---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

For purposes of determining terms of office, directors are divided into three classes. The current class designations of directors are Class II -- Dr. Gleser and Mr. Dyer, Class III -- Messrs. Sample and Wollaeger and Class I -- Mr. Smith. The Company's directors serve for terms of three years, with one class being elected by the shareholders each year. The terms of the current directors will expire as follows: Messrs. Sample and Wollaeger at the 1997 annual meeting of shareholders, Mr. Smith at the 1998 annual meeting of shareholders, and Dr. Gleser and Mr. Dyer at the 1999 annual meeting of shareholders, in each case until their respective successors are elected and qualified or until their resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

Mr. Sample has been President, Chief Executive Officer and a director of the Company since December 1990. From July 1987 to December 1990, Mr. Sample served as Vice President of Product Management, Sales and Marketing of the Information Systems & Services division of TRW, Inc., a provider of financial information services. From 1986 to 1987, he served as General Manager for the Healthcare Services Group of Control Data Corporation. From 1982 to 1986, he served as President of the MedTec division of Control Data Corporation, a provider of hardware and software to large multi-specialty clinics. Prior to that, Mr. Sample held various positions with IBM Corporation and Control Data Corporation. Mr. Sample received his B.B.A. in Business Administration from Cleveland State University. Mr. Sample was initially elected to the Board of Directors pursuant to his employment agreement with the Company.

Dr. Gleser is a co-founder of the Company and has been a director since 1981. Dr. Gleser has served as the Company's Chairman of the Board since 1982 and as its Senior Vice President of Corporate Research Organization since May 1995. He served as the Company's Senior Vice President of Business Development from January 1991 to May 1995. From the Company's inception until December 1990, Dr. Gleser served as the Company's Chief

Executive Officer; he also served as its President from the Company's inception until July 1985 and from January 1989 to December 1990. A physician and biomathematician, he designed the precursor of the LASTWORD system and directed its development from 1976 to 1981 while employed by the USPHS. Dr. Gleser received his B.A. in Mathematics from the University of Michigan, his M.D. from Albert Einstein College of Medicine and his Ph.D. in Biomathematics from the University of Cincinnati.

Dr. Wheeler is a co-founder of the Company and was a director from the Company's inception to October 1994. Dr. Wheeler has served as the Company's Senior Vice President of Corporate Research Organization since May 1995 and as its Secretary since 1982. He served as the Company's Senior Vice President of Technical Research from January 1991 to May 1995. From the Company's inception until November 1988, Dr. Wheeler served as Vice President of the Company in charge of product development, and from November 1989 to December 1990, he served as Vice President of Research and Development. A former practicing physician, beginning in 1978 he designed the applications that became the LASTWORD clinical applications. Dr. Wheeler received his B.A. and M.D. from Yale University and his M.P.H. from the University of Washington.

Mr. Blodgett joined the Company in August 1994 as its Vice President of Finance and Administration, Chief Financial Officer and Treasurer. From July 1992 to August 1994, Mr. Blodgett served as Chief Financial Officer of Computeach, Inc., a developer of children's educational software. From May 1990 to June 1992, he served as Chief Financial Officer of Edelstein Associates Advertising, Inc., an advertising and fixture manufacturing firm, and from May 1985 to May 1990, as a Vice President of Rainier Bancorporation and its successor, Security Pacific Bank, a national banking association, with responsibility for its financial and regulatory reporting and accounting policy. From June 1976 to May 1985, he was with Deloitte Haskins & Sells, a certified public accounting firm. Mr. Blodgett is a Certified Public Accountant and received his B.A. in Business Administration (Accounting) from the University of Washington.

Ms. Pike has served as the Company's Vice President of Business Development since January 1997. She served as the Company's Vice President of Corporate Research Organization from May 1995 to January 1997. She served as the Company's Vice President of Product Management from September 1991 to May 1995. She served in the Company's Product Management department as Director of Product Management from January 1991 through August 1991 and as Director of Clinical Applications from January 1990 to December 1990. From July 1985 to 1989, she served in various capacities in the Company's Product Management department. Ms. Pike received her B.S.N. from De Pauw University and her M.N. from the University of Washington.

Mr. Reiling has served as the Company's Vice President of Client Services Organization since April 1994. He served as the Company's Vice President of Product Development from April 1991 through April 1994. From 1986 to 1990, he served in several management positions with Tandem, an international manufacturer of fault-tolerant computer systems, with responsibility for developing business plans, management processes and product strategies. Mr. Reiling received his M.B.A. from the University of Chicago. In January 1997, Mr. Reiling was appointed Senior Vice President of the Client Services Organization.

Mr. Watson served as the Company's Vice President of Sales since October 1991. He served as the Company's Vice President of Client Services from October 1990 to September 1991 and as an Account Executive of the Company from June 1989 to October 1990. Mr. Watson received his B.S. in Business Administration from Drexel University. In February 1997, Mr. Watson resigned from the Company.

Mr. Dyer has been a director of the Company since March 1984. From 1969 to 1983, he served as Chief Executive Officer of Manugistics Group Inc. (formerly STSC, Inc.), a developer and marketer of business operations software products and services. Mr. Dyer is currently Chairman of the Board of Governors of Opportunity International, an organization that creates and supports microenterprise development organizations in developing countries. He received his B.S.E.E. from Yale University and his M.B.A. from Harvard University. Mr. Dyer serves on the Audit and Compensation Committees of the Board of Directors.

Mr. Wollaeger has been a director of the Company since February 1994. Mr. Wollaeger has been the general partner of Kingsbury Associates, L.P., the general partner of Kingsbury Capital Partners, L.P., and of Kingsbury Capital Partners, L.P. II, a venture capital investment firm, since December 1993. From May 1990 until December 1993, he served as Senior Vice President and was a director of Columbia Hospital Corporation ("Columbia"), a hospital management company now known as Columbia/ HCA Healthcare Corp. Mr. Wollaeger also served as President and

Chief Executive Officer of Smith Laboratories, Inc., a manufacturer of medical and surgical products, from 1989 until its merger with Columbia in May 1990. From October 1986 until July 1993, he was a general partner of the general partner of Biovest Associates, a venture capital investment firm. He is a director of Amylin Pharmaceuticals, Inc. and Celtrix Pharmaceuticals, Inc., both developers of biopharmaceutical therapies, a director of Pyxis Corporation, a provider of automated medication and supply dispensing systems, and of Raytel Medical Corporation, a provider of cardiac services. Mr. Wollaeger is also a founder and director of several privately held medical and biotechnology companies. Mr. Wollaeger received his B.A. in Economics from Yale University and his M.B.A. from Stanford University. He serves on the Audit and Compensation Committees of the Board of Directors.

Mr. Smith has been a director of the Company since May 1995. Mr. Smith is currently the Chief Executive Officer of Intuitive Surgical, Inc., a private corporation located in Palo Alto, California. From 1982 to February of 1997, Mr. Smith served as the Senior Executive Vice President of Hillenbrand
Industries, Inc. ("Hillenbrand"), a publicly traded holding company for five diversified, wholly-owned and autonomously managed operating companies, since 1982. The five subsidiaries are organized into healthcare and funeral service segments and are leaders in the markets they serve. Mr. Smith received his B.S. in Electrical Engineering from Utah State University and his M.B.A. from Harvard University. Mr. Smith serves on the Audit and Compensation Committees of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item will be filed in an amendment to the Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will be filed in an amendment to the Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

   1. FINANCIAL STATEMENTS
      See Index to Consolidated Financial Statements under Part II, ITEM 8. on page 19 herein.

   2. FINANCIAL STATEMENT SCHEDULES
      The consolidated financial statement schedules have been omitted because they are either not required, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

   3. EXHIBITS
      See Index of Exhibits on page 45 herein.

(b)  Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of 1996.

                                  PHAMIS, INC.

                               INDEX OF EXHIBITS

Exhibit                                                                    Page
-------                                                                    ----

3.1    Amended and Restated Articles of Incorporation of PHAMIS,
       Inc. (1)

3.2    Amendment to Articles of Incorporation, dated as of July 24,
       1996 (2)

3.3 Rights Agreement dated as of July 24, 1996 by and between PHAMIS, Inc. and First Interstate Bank of Washington, N.A., as Rights Agent (3)

3.4    Bylaws of PHAMIS, Inc. (1)

4.1    Specimen Common Stock Certificate of PHAMIS, Inc. (1)

10.1 PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (1)

10.2 PHAMIS, Inc. Amended and Restated 1993 Combined Incentive and Nonqualified Stock Option Plan (1)

10.3   First Amendment to PHAMIS, Inc. Amended and Restated 1993
       Combined Incentive and Nonqualified Stock Option Plan (4)

10.4   Second Amendment to PHAMIS, Inc. Amended and Restated 1993
       Combined Incentive and Nonqualified Stock Option Plan

10.5   Third Amendment to PHAMIS, Inc. Amended and Restated 1993
       Combined Incentive and Nonqualified Stock Option Plan

10.6   PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan (1)

10.7 First Amendment to PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan (4)

10.8   PHAMIS, Inc. 1994 Employee Stock Purchase Plan (1)

10.9   First Amendment to 1994 Employee Stock Purchase Plan (4)

10.10  PHAMIS, Inc. Salary Savings and Deferral Plan (1)

10.11  First Amendment to PHAMIS, Inc. Salary Savings and Deferral
       Plan (4)

10.12  Second Amendment to PHAMIS, Inc. Salary Savings and Deferral
       Plan (4)

10.13 Employment Agreement between PHAMIS, Inc. and Frank T. Sample dated November 12, 1990, as amended October 27, 1994 (1)

10.14  Form of Memorandum of Understanding regarding 1996 Bonus
       Program

10.15  Memorandum of Understanding regarding 1996 Incentive Award between PHAMIS, Inc. and Thomas M. Watson dated January
       25,1996

10.16  1996 Executive Bonus Program for Frank T. Sample

10.17 Revised Form of Indemnification Agreement for directors, officers, employees and/ or agents of the Company (5)

10.18 Business Loan Agreement between Seattle-First National Bank and PHAMIS, Inc. dated September 27, 1994, as amended
       October 14, 1994 (1)

10.19 First Amendment to Business Loan Agreement between Seattle-First National Bank and PHAMIS, Inc. dated September 27,
       1994, as amended May 31, 1996


10.20  First Data Bank National Drug Data File Standard License
       Agreement between PHAMIS, Inc. and First Data Bank dated
       June 15, 1988 (1)

10.21  System and Service Agreement between PHAMIS, Inc. and
       Methodist Health Network of Iowa dated June 21, 1994 (1)

10.22  Software Development and Marketing Agreement between
       PHAMIS, Inc. and Inova Health System Hospitals dated August
       30, 1994 (1)

10.23 Lease Agreement by and between SEAFO, INC. and PHAMIS, Inc. dated July 21, 1995 (6)

10.24  Tandem Alliance Agreement between PHAMIS, Inc. and Tandem
       Computers Incorporated dated December 7, 1994 (1)

10.25  Fourth Amendment to Tandem Alliance Agreement between
       PHAMIS,Inc. and Tandem Computers Incorporated dated
       March 12, 1997 (7)

21.1   Subsidiaries of PHAMIS, Inc.

23.1   Consent of KPMG Peat Marwick LLP

24.1   Power of Attorney from officers and directors              Signature Page

27     Financial Data Schedule
------------
(1) Incorporated by reference to the exhibits filed as part of the PHAMIS, Inc. Registration Statement on Form S-1 dated November 17, 1994
     (Registration No. 33-85852).

(2) Incorporated by reference to the exhibit filed as part of the Current Report on Form 8-K dated July 24, 1996.

(3) Incorporated by reference to the exhibits to the registration statement on Form 8-A dated August 1, 1996.

(4) Incorporated by reference to the exhibits filed as part of the Annual Report on Form 10-K for the period ended December 31, 1995.

(5) Incorporated by reference to the exhibit filed as part of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(6) Incorporated by reference to the exhibit filed as part of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(7)  Confidential treatment requested for portions of this exhibit.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAMIS, Inc.

By  /s/ Frank T. Sample                    Date:  March 28, 1997
    -------------------                    -----  --------------
  Frank T. Sample
  President, Chief Executive Officer
  and Director

EACH PERSON WHOSE SIGNATURE APPEARS BELOW HEREBY AUTHORIZES AND APPOINTS FRANK
T. SAMPLE AND GREGG W. BLODGETT, AND EACH OF THEM, WITH FULL POWER OF SUBSTITUTION AND FULL POWER TO ACT WITHOUT THE OTHER, AS HIS TRUE AND LAWFUL ATTORNEY-IN-FACT AND AGENT TO ACT IN HIS NAME, PLACE AND STEAD AND TO EXECUTE IN THE NAME AND ON BEHALF OF EACH PERSON, INDIVIDUALLY AND IN EACH CAPACITY STATED BELOW, AND TO FILE, ANY AND ALL AMENDMENTS TO THIS FORM 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.


Signature                                                     Title
-------------------------------------------------             -------------------------------------------


/s/   Frank T. Sample
-------------------------------------------------
   Frank T. Sample                                            President, Chief Executive Officer
                                                              and Director
                                                              (Principal Executive Officer)

/s/   Gregg W. Blodgett
-------------------------------------------------
   Gregg W. Blodgett                                          Vice President of Finance and Administration
                                                              Chief Financial Officer and Treasurer
                                                              (Principal Accounting Officer)


-------------------------------------------------
   Malcolm A. Gleser                                          Chairman of the Board


-------------------------------------------------
   Daniel Dyer                                                Director

/s/   Lonnie Smith
-------------------------------------------------
   Lonnie Smith                                               Director

/s/   Timothy J. Wollaeger
-------------------------------------------------
   Timothy J. Wollaeger                                       Director