Form 10-K/A
period 1996-12-31
PHAMIS INC /WA/
filed 1997-04-29
CIK 932280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K/A
(MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  0-25078

                                 PHAMIS, INC.

            (Exact name of registrant as specified in its charter)

                WASHINGTON                          91-1141795
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)      Identification Number)

     1001 FOURTH AVENUE PLAZA, SUITE 1500, SEATTLE, WASHINGTON    98154-1144
          (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:          (206) 622-9558

     Securities registered pursuant to Section 12(b) of the Act:       None

     Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -    ---

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, the Company's directors, executive officers and beneficial owners of more than 10% of any registered class of Company equity securities are required to file reports of their ownership, and any changes in that ownership, to the SEC. Based solely on its review of copies of these reports and on written representations from certain reporting persons, the Company believes that during fiscal year 1996 such SEC filing requirements were complied with, except for the following:

     1. Thomas Watson did not timely file a Form 4 report, which report was subsequently filed, to report an exercise of 10,000 shares of Common Stock under the PHAMIS, Inc. 1993 Nonqualified and Incentive Stock Option Plan.

     2. Thomas Watson did not timely file a Form 5 report, which report was subsequently filed, to report a grant of 7,500 shares of Common Stock under the PHAMIS, Inc. 1993 Combined Nonqualified and Incentive Stock Option Plan.

     3. Gregg Blodgett did not timely file a Form 5 report, which report was subsequently filed, to report a grant of 10,000 shares of Common Stock under the PHAMIS, Inc. 1993 Combined Nonqualified and Incentive Stock Option Plan.

     4. Laurie Pike did not timely file a Form 4 report, which report was subsequently filed, to report the sale of 4,000 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table and related notes set forth all compensation received from the Company for the fiscal years ended December 31, 1996, 1995 and 1994, by the Company's Chief Executive Officer ("CEO") and the four most highly paid executive officers (other than the CEO) who were serving as executive officers at the end of 1996 (collectively, together with the CEO, the "Named Executive Officers").

                                               Annual           Long-Term
                                            Compensation      Compensation
                                         ------------------   ------------          All
Name and                                                         Options           Other
Principal Position                Year    Salary     Bonus     Granted(#)     Compensation/(1)/
-------------------------------   ----   --------   -------   ------------    -----------------

Frank T. Sample................   1996   $245,008   $    --         15,000               $1,716
   President and Chief            1995    192,571    83,600         25,000                1,000
   Executive Officer              1994    183,808    53,100         10,000                1,000

Malcolm A. Gleser..............   1996    154,310        --          7,000                1,625
   Senior Vice President of       1995    146,079    45,494             --                7,000
   Corporate Research             1994    145,049    31,427             --                7,000
   Organization

Mark F. Wheeler................   1996    144,483        --          7,000                1,567
   Senior Vice President of       1995    128,599    40,052             --                5,460
   Corporate Research             1994    127,644    27,656             --                5,460
   Organization

Gregg W. Blodgett..............   1996    137,922        --          4,500                1,539
   Vice President of Finance      1995    113,917    37,191         10,000                  719
                                  1994     44,511    17,289         45,000                   --

Thomas M. Watson...............   1996    118,337    29,868          4,500                1,555
   Vice President of Sales        1995     99,353    59,144          7,500                1,000
                                  1994     92,231    55,000             --                1,000

________________________

(1)  Amounts in this column include the following:

     (a) Annual Company matching contributions, pursuant to the 401(k) Plan, of $1,500 for each of Messrs. Sample, Gleser, Wheeler, Blodgett and Watson in 1996, of $1,000 for each of Messrs. Sample, Gleser, Wheeler and Watson in 1995 and 1994, and of $719 for Mr. Blodgett in 1995.

     (b) Annual payments of group term life insurance premiums on insurance policies in the following amounts: Frank Sample, $216, Dr. Gleser, $124, Dr. Wheeler, $66, Thomas Watson, $55 and Gregg Blodgett, $39 in 1996, and for Drs. Gleser and Wheeler in the amounts of $6,000 and $4,460, respectively, for 1995 and 1994.

GRANTS OF STOCK OPTIONS IN 1996

The following table sets forth information on stock option grants during fiscal 1996 to the Named Executive Officers.



                                                                                                     Potential Realizable Value at
                                                                                                     Assumed Annual Rates of Stock
                                                            Percent of                              Price Appreciation for Ten Year
                                                          Total Options                                    Option Term /(2)/
                                                            Granted to     Exercise
                                             Options       Employees in      Price     Expiration
Name                                      Granted /(1)/    Fiscal Year     ($/Share)      Date             5%($)            10%($)
---------------------------------------   -------------   --------------   ---------   ----------        --------          --------

Frank T. Sample........................          15,000             6.9%     $24.00      01/25/06        $226,402          $573,747
Malcolm A. Gleser......................           7,000             3.2       24.00      01/25/06         105,654           267,749
Mark F. Wheeler........................           7,000             3.2       24.00      01/25/06         105,654           267,749
Gregg W. Blodgett......................           4,500             2.1       24.00      01/25/06          67,921           172,124
Thomas M. Watson.......................           4,500             2.1       24.00      01/25/06          67,921           172,124

(1) Each of the options reflected in this table was granted to the respective Named Executive Officer pursuant to the 1993 Option Plan. The exercise price of each option is equal to the fair market value of the Common Stock on the date of grant. The options have a ten year term and vest over five years. The exercise price may be paid in cash or in previously owned shares of Common Stock.

(2) These assumed rates of appreciation are provided in order to comply with the requirements of the Securities and Exchange Commission (the "SEC") and do not represent the Company's expectation or projection as to the actual rate of appreciation of the Common Stock. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value of the options will depend on the performance of the Common Stock and may be greater or less than the amounts shown.


OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

     The following table sets forth information on the exercise of stock options during fiscal year 1996 by each of the Named Executive Officers and the value of unexercised options at December 31, 1996.

                                                          Number of Unexercised         Value of Unexercised
                          Shares                                Options                 In-the-Money Options
                         Acquired                        at Fiscal Year-End (#)      at Fiscal Year-End ($)/(2)/
                       on Exercise    Value Realized  ---------------------------   ---------------------------
Name                       (#)              ($)/(1)/   Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------   -----------    --------------   -----------   -------------   -----------   -------------

Frank T. Sample.....        23,500         $ 287,625       119,582          32,418      $923,136        $ 38,614
Malcolm A. Gleser...            --                --         1,283           5,717            --              --
Mark F. Wheeler.....            --                --         1,283           5,717            --              --
Gregg W. Blodgett...         2,000            37,420        19,658          33,842       102,525         164,040
Thomas M. Watson....        23,000           271,750        14,251           9,259        90,069           7,745


(1) Amounts equal the closing price of the Common Stock on the date of exercise less the option exercise price, multiplied by the number of shares acquired upon exercise.

(2) Amounts equal the closing price of the Common Stock on December 31, 1996 ($12.875 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee (the "Committee") is composed of independent non-employee directors. The Committee makes recommendations to the Board of Directors regarding the administration of compensation for executive officers and the terms and conditions of their employment. The Committee also administers the Company's 1993 Option Plan and, among other matters, approves grants of options under such 1993 Option Plan.

                            COMPENSATION PHILOSOPHY

     The Committee and the Board of Directors believe that the compensation of the CEO and other executive officers should be aligned with the performance of the Company and the value that is created for its shareholders. To motivate executive officers to the greatest extent possible to achieve such performance, the Committee and the Board of Directors believe a significant portion of compensation should be incentive based.

     In addition, the Committee endeavors to insure that the compensation programs for executive officers of the Company are effective in attracting and retaining key executives responsible for the success of the Company and the promotion of its long-term interests and those of its stockholders.

                           ELEMENTS OF COMPENSATION

     Compensation is individually set for each executive officer from a number of components. The primary elements of executive compensation currently being utilized are base salary, annual cash performance bonuses and long-term stock options. The Committee believes that a significant portion of each year's compensation for executive officers should be subject to incentive criteria. The Committee also believes that long-term, stock-based compensation arrangements for executive officers are beneficial in aligning management's and shareholders' interests in the growth of shareholder value.

     At the beginning of the 1996 fiscal year, the Company engaged a nationally recognized compensation consulting firm ("Consultant") to assist management and the Committee. Such Consultant utilized a number of survey sources to conduct a compensation analysis, comparing the Company to a number of companies in the high technology industry on a nationwide basis. The survey sources overlapped, but were not identical with the peer group indices used for the performance graph located elsewhere in this Proxy Statement. The scope of the Consultant's analysis for the Company included a competitive analysis of senior management base salaries, annual cash performance bonuses and long-term stock options. The Committee relied significantly on such Consultant's recommendations in determining the various elements of executive compensation, as described in further detail below.

     The Company has also adopted certain broad-based employee benefit plans in which executive officers are eligible to participate. These include a 401(k) Plan, medical benefit plans and a Company-wide stock purchase plan.

                                 BASE SALARIES

     Base salaries for executive officers are established for each fiscal year at the beginning of the year following a review of both the Company's performance and the individual executive officer's performance during the prior fiscal period. The CEO makes recommendations to the Committee with regard to all annual base salaries other than his own.

     For 1996, base salaries for all executive officers were generally targeted at the market median for what the Company believed was its competition. For this purpose, in setting 1996 base salaries, the Committee considered its market competition to be other national computer systems and software companies with comparable annual revenues.

     Individual base salary increases for executive officers, other than the CEO, were based on a review of the executive compensation recommendations received from its retained Consultant, the actual previous salaries of the executives and the CEO's recommendations with regard to such officers.

                            ANNUAL PERFORMANCE BONUS

     For 1996, the Committee adopted a bonus program by which executive officers, including the CEO, could be eligible for substantial cash bonuses for individual performance demonstrated during the 1996 fiscal year.

     The initial component of the bonus program involved setting a percentage of base salary which would be a target bonus payment for each executive officer. For 1996, the Committee decided that all executive officers other than the CEO and the Vice President of Sales would be eligible to receive a performance bonus equal to 30% of their annual base salary. The Committee determined the 30% target bonus computation to be an appropriate amount of annual performance incentive, based primarily on a recommendation from the Consultant that such target bonus level was consistent with cash bonus levels among other surveyed companies. The Vice President of Sales was provided with a separate bonus and commission arrangement determined solely on Company net income and customer bookings which is not limited to 30%, of his annual base salary.

     Target cash bonuses under the bonus program were conditioned on the Company's attainment of a threshold level of 1996 annual net income, before taxes and non-recurring charges and before taking into effect any bonus payments. If such a threshold level of Company performance was not met, then executive officers would not be eligible to receive a bonus. If such threshold level was met, then each executive officer would be eligible to earn all or a portion of his or her target bonus for the year. In addition, if a higher excess level of 1996 annual net profits before taxes, non-recurring charges and bonus payments was achieved, then each executive officer would be eligible to receive 150% of his or her target bonus for the year.

     Each individual bonus was additionally contingent on the attainment of various business objectives by each executive officer. At the beginning of 1996 the individual bonus criteria for each executive officer were tailored to each person's specific job. Such criteria included both objective measures of corporate performance as well as subjective measures of individual performance. Examples of corporate measurement criteria utilized were new customer contracts, revenues and net profits. Subjective individual measurement criterion included product development, customer satisfaction, managerial performance and the successful accomplishment of special projects. While the various criteria for each executive officer were given a specific weight in determining bonus payment, the weighing of the factors differed among the executive officers.

     Based on the Company's inability to attain the threshold level of 1996 annual net income, no executive officer (other than the Vice President of Sales who was paid on a separate bonus and commission arrangement) received a 1996 performance bonus.

                            LONG-TERM STOCK OPTIONS

     The long-term incentive compensation for executive officers consists of awards of stock options granted under the Company's 1993 Option Plan. Initial awards under the 1993 Option Plan are typically made upon the commencement of employment with the Company and create an incentive to executive officers to contribute to the long-term growth of the Company's performance. While additional stock option grants are often made to employees at various times following initial employment, the Company typically awards annual bonuses to its executive officers during the first quarter of each year.

     Options are granted at the fair market value of the Company Common Stock on the day of grant, thus providing a reward only for future stock appreciation. In addition, options are typically subject to a four-year vesting eligibility to reinforce a long-term perspective and to help retain valued executives.

     In considering the size of option grants to any individual executive officer in 1996, the Committee reviewed the overall performance of each executive officer and also relied upon the recommendations of the executive compensation Consultant retained by the Company for this purpose.

     In granting option awards, the Committee generally considers existing stockholdings and prior option grants to those receiving the grants, but does not view such information as determinative in its decisions. As with the setting of 1996 base salaries, in granting stock options the Committee heavily relied on industry comparisons with other publicly held software companies surveyed by the Consultant.

                     CHIEF EXECUTIVE OFFICER COMPENSATION

     The Committee considered essentially the same factors and market peer group for compensation purposes in determining Mr. Sample's base salary in 1996 as were considered in determining the base salaries for other executive officers. Consequently, the Committee believes Mr. Sample's 1996 base salary was approximately the median of salaries for chief executive officers of other national computer systems and software companies with comparable annual revenues.

     The Committee is particularly interested in correlating Mr. Sample's compensation with the overall performance of the Company and the alignment of Company goals with shareholder interests. As a result, for 1996, the Committee decided that the CEO would be eligible to receive a performance bonus equal to 50% of his annual base salary. The 50% bonus computation determined by the Committee was based upon the recommendation of the retained Consultant and approximated the median salary bonus for CEOs of comparable companies. Such bonus was conditioned on the attainment of the same threshold target level of Company net profit as was applicable to the bonus plan criteria of other executive officers.

     As with other executive officers, if a higher excess level of 1996 annual net profits before taxes, non-recurring charges and bonus payments was achieved, then the CEO would be eligible to receive 150% of his target bonus for the year. As with other executive officers, since the Company did not attain the threshold net profit for fiscal 1996 required by the bonus plan, Mr. Sample did not receive a 1996 cash performance bonus.

     In 1996, the Committee granted a stock option to Mr. Sample in the amount of 15,000 shares. The Committee believed that this additional grant of a stock option provided him with further long-term incentive to maximize overall return to shareholders. While the Committee considered the amount and terms of options and stock already held by Mr. Sample, such information was not determinative. The stock option granted to Mr. Sample was subjective and represented approximately one-half of the amount recommended by the Consultant as a median level of option grant to CEOs of other comparable companies. However, the Committee anticipates that option grants to him in future years will increase so as to be comparable with option grants to CEOs of other companies in the industry.

               POLICY WITH RESPECT TO $1 MILLION DEDUCTION LIMIT

     Section 162(m) of the Internal Revenue Code creates a limit for publicly held companies on the deductibility of compensation paid to the CEO and the next four most highly compensated officers in office at the end of the year. Compensation paid to these officers in excess of $1 million, that is not performance based, cannot be claimed by the Company as a tax deduction. The Company believes that its 1993 Option Plan currently qualifies for the performance-based exception to the $1 million limitation on deductibility of compensation payments. The Company does not expect that its cash compensation to its CEO or any of the other four most highly compensated executive officers will exceed the $1 million limitation during fiscal 1997.

                              Compensation Committee:

                              Timothy J. Wollaeger, Chairman
                              Daniel Dyer
                              Lonnie M. Smith


EMPLOYMENT, TERMINATION AND CHANGE OF CONTROL AGREEMENTS

     Frank T. Sample, President and Chief Executive Officer of the Company, is a party to an employment agreement (the "Employment Agreement") with the Company dated November 12, 1990, as amended October 27, 1994. The Employment Agreement provides for the continuation of Mr. Sample's salary and benefits for one year, plus payment for reasonable outplacement services, if Mr. Sample is terminated by the Company or a successor to the Company for any reason.

     Unexercised stock options granted under the Company's 1983 Combined Nonqualified and Incentive Stock Option Plan (the "1983 Option Plan") terminate upon the occurrence of certain events, including certain mergers, but immediately prior to such a transaction, optionees may exercise such options without regard to whether the vesting requirements have been satisfied. In a stock merger where the Company is not the surviving corporation, the options shall terminate, unless the Company and such other corporation, in their sole discretion, determine that such options will be converted into options to purchase shares of the other corporation involved in the merger. The converted options would be adjusted in the same proportion used for determining the number of shares of such other corporation the holders of Common Stock would receive in such merger and shall continue to vest in accordance with the vesting requirements in the original option agreements.

     Unexercised stock options granted under the 1993 Option Plan terminate upon the occurrence of certain events, including certain mergers, but immediately prior to such a transaction, optionees may exercise such options without regard to whether the vesting requirements have been satisfied. In a stock merger where the Company is not the surviving corporation, the options convert into options to purchase shares of the other corporation involved in the merger, unless the Company and such other corporation, in their sole discretion, determine that such options shall terminate. The converted options would be fully vested without regard to whether the vesting requirements in the option agreements have been satisfied.

     Unexercised stock options under the Nonemployee Director Stock Option Plan terminate upon the occurrence of certain events, including certain mergers; however, for a 30-day period immediately prior to such a transaction, optionees may exercise such options without regard to whether the vesting requirements have been satisfied.


PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the Common Stock against the cumulative total return of the NASDAQ Total U.S. Index and the NASDAQ Computer and Data Processing Services Index since the Company became a publicly traded company on December 16, 1994, and ending on December 31, 1996. The graph assumes that $100 was invested on December 16, 1994 in each of the Common Stock, the NASDAQ Total U.S. Index and the NASDAQ Computer and Data Processing Services Index, and that all dividends were reinvested. Management of the Company cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

                    Comparison of Cumulative Total Returns
                      Performance Graph for PHAMIS, Inc.

                                    [GRAPH]


                                    LEGEND

                                              12/16/94    12/31/94    3/31/95    6/30/95     9/30/95
                                              --------    --------    -------    -------     -------
PHAMIS, Inc.                                   $100.00     $150.00    $181.25    $208.33     $228.13
NASDAQ Composite Index                         $100.00     $105.62    $115.09    $131.65     $147.49
NASDAQ Computer & Data Processing Index        $100.00     $103.12    $116.08    $137.59     $150.29


                                              12/31/95     3/31/96     6/30/96    9/30/96   12/31/96
                                              --------     -------     -------    -------   --------

PHAMIS, Inc.                                   $247.92     $139.58     $122.92    $139.58    $107.29
NASDAQ Composite Index                         $149.25     $156.32     $169.08    $175.10    $183.71
NASDAQ Computer & Data Processing Index        $157.29     $164.39     $182.73    $186.37    $193.91

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Common Stock on March 31, 1997, by (i) each person known by the Company to beneficially own more than 5 percent of the Common Stock, (ii) each director, (iii) the Company's Chief Executive Officer and the other executive officers named in the executive compensation table set forth herein and (iv) all directors and executive officers as a group. The following is based on information furnished by such owners. Each of the persons named below has sole voting and investment power with respect to the shares shown, except as noted below.

                                                   Shares of
Name and Address                                  Common Stock
of Beneficial Owner                            Beneficially Owned   Percent of Class
--------------------------------------------   ------------------   -----------------
Kopp Investment Advisors Inc................         808,000/(1)/         13.1%
       6600 France Ave. So., Suite 672
       Edina, MN  55435
GeoCapital Corporation......................         368,500/(2)/         6.0%
       757 Fifth Avenue
       New York, NY  10153
Waddell & Reed, Inc.........................         520,400/(3)/         8.4%
       2001 Third Avenue South
       Birmingham, AL  35233
Malcolm A. Gleser...........................         408,367/(4)/         6.6%
       c/o PHAMIS, Inc.
       1001 Fourth Avenue Plaza, Suite 1500
       Seattle, WA  98154
Daniel Dyer.................................          82,955/(5)/         1.3%
Lonnie M. Smith.............................           3,592/(6)/           *
Timothy J. Wollaeger........................           4,265/(7)/           *
Frank T. Sample.............................         198,303/(8)/         3.2%
Mark F. Wheeler.............................         235,756/(9)/         3.8%
Gregg W. Blodgett...........................          30,733/(10)/          *
Thomas M. Watson............................          36,484/(11)/          *
All directors and executive officers
   as a group (10 persons)..................       1,066,653/(12)/        16.8%
----------------------

* Less than 1%

(1) Based on information reported in a Schedule 13G filed on January 29, 1997 by Kopp Investment Advisors, Inc. in which it reported that although it exercises investment discretion as to these shares, it does not vote the shares and is not the record owner of them.

(2) Based on information reported in a Schedule 13G filed on February 15, 1997 by GeoCapital Corporation.

(3) Based on information reported in a Schedule 13G filed on January 31, 1997 by Waddell & Reed, Inc.

(4) Includes an aggregate of 27,429 shares held as trustee for irrevocable trusts for the benefit of members of Dr. Wheeler's family; Dr. Gleser disclaims beneficial ownership of such shares. Also includes 4,530 shares held for Dr. Gleser's benefit under the Company's Salary Savings and Deferral Plan (the "401(k) Plan"), and 1,866 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997.

(5) Includes 2,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997.

(6) Includes 1,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997.

(7) Includes 2,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997, and

     2,265 held by a family trust for the benefit of Mr. Wollaeger and his spouse.

(8) Includes an aggregate of 20,600 shares held as trustee for irrevocable trusts for the members of Dr. Gleser's family and other individuals; Mr. Sample disclaims beneficial ownership of such shares. Also includes 124,166 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997, 3,085 shares held for Mr. Sample's benefit under the 401(k) Plan and 452 shares purchased through the Employee Stock Purchase Plan.

(9) Includes 1,866 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997, and 4,194 shares held for Dr. Wheeler's benefit under the 401(k) Plan. Does not include 27,429 shares held of record by Dr. Gleser as trustee for Dr. Wheeler's children.

(10) Includes 24,615 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997, and 118 shares held for Mr. Blodgett's benefit under the 401(k) Plan.

(11) Includes 559 shares held for Mr. Watson's benefit under the 401(k) Plan. In February 1997, Mr. Watson resigned from the Company.

(12) Includes, in the aggregate, 180,578 shares issuable pursuant to stock options exercisable within 60 days of March 31, 1997, and 16,619 shares held for the benefit of members of the group under the 401(k) Plan.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

10.3 Amendment to Rights Agreement dated as of March 25, 1997 between PHAMIS, Inc. and ChaseMellon Shareholders Services L.L.C. as Rights Agent.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K for the fiscal year ended December 31, 1996, to be signed on its behalf by the undersigned, hereunto duly authorized, on the 22nd day of April, 1997.

PHAMIS, INC.



By:  /s/ GREGG W. BLODGETT
     ---------------------------------------------------------------------------
     Gregg W. Blodgett
     Vice President of Finance and Administration
     Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to Form 10-K for the fiscal year ended December 31, 1996 has been signed by the following persons in the capacities indicated below on the 22nd day of April, 1997.



     SIGNATURES                                    TITLE
     ----------                                    -----


/s/   FRANK T. SAMPLE*          President, Chief Executive Officer and Director
----------------------                  (Principal Executive Officer)
      Frank T. Sample


/s/   GREGG W. BLODGETT         Vice President of Finance and Administration
-----------------------         Chief Financial Officer and Treasurer
      Gregg W. Blodgett         (Principal Accounting Officer)


                                Chairman of the Board
-----------------------
      Malcolm A. Gleser


                                Director
-----------------------
      Daniel Dyer


/s/   LONNIE SMITH*             Director
-----------------------
      Lonnie Smith


/s/   TIMOTHY J. WOLLAEGER*     Director
---------------------------
      Timothy J. Wollaeger


*By      /S/  GREGG W. BLODGETT
      -------------------------
              Gregg W. Blodgett
              Attorney-in-Fact