Form 10-Q
period 1997-03-31
PHAMIS INC /WA/
filed 1997-05-14
CIK 932280

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q
(MARK ONE)
          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  0 - 25078

                                  PHAMIS, INC.
             (Exact name of registrant as specified in its charter)

                       WASHINGTON                      91-1141795
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)        Identification Number)

    1001 FOURTH AVENUE PLAZA, SUITE 1500, SEATTLE, WASHINGTON     98154-1144
    (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (206) 622-9558

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                              SHARES OUTSTANDING
       CLASS                                   MARCH 31, 1997
       -----                                   --------------

     Common Stock                               6,167,726

================================================================================

                               TABLE OF CONTENTS



                    PART I -- FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited):       Page No.

         Condensed Consolidated Balance Sheets-
         March 31, 1997 and December 31, 1996                              3

         Condensed Consolidated Statements of Income-
         Quarters ended March 31, 1997 and 1996                            4

         Condensed Consolidated Statements of Cash Flows-
         Quarters ended March 31, 1997 and 1996                            5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8


                      PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 12

         Signature                                                        13

                                  PHAMIS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------
                                            March 31,       December 31,
                                             1997               1996
------------------------------------------------------------------------

                 ASSETS
Current assets:
  Cash and cash equivalents                  $ 4,085            $      -
  Investments available for sale, at
   fair value                                 19,101              18,838
  Accounts receivable, net                    13,526               8,417
  Accrued revenue receivable                   1,498               2,073
  Refundable income taxes                        294                 316
  Deferred income taxes                          369                 323
  Prepaid expenses and other assets            1,405                 857
                                        --------------------------------
            Total current assets              40,278              30,824
                                        --------------------------------
Furniture, equipment and leasehold
 improvements, at cost                         9,106               8,789
  Less accumulated depreciation and
   amortization                                4,360               4,023
                                        --------------------------------
                                               4,746               4,766
                                        --------------------------------
Other investments and advances, at cost        2,265               2,560
Capitalized software costs, net                5,645               5,120
Other assets                                     994                 477
                                        --------------------------------
            Total assets                     $53,928             $43,747
                                        --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
   obligations                               $   100             $   102
  Accounts payable and accrued
   liabilities                                 9,475               3,653
  Deferred revenue                             9,959               7,590
                                        --------------------------------
            Total current liabilities         19,534              11,345
                                        --------------------------------
Long-term obligations, excluding
 current installments                             28                  51
Deferred income taxes                          1,702               1,191
Shareholders' equity:
  Preferred stock                                  -                   -
  Common stock                                    15                  15
  Additional paid-in capital                  27,650              27,240
  Unrealized gains on investments                 11                  15
  Retained earnings                            4,988               3,890
                                        --------------------------------
            Total shareholders' equity        32,664              31,160
------------------------------------------------------------------------
            Total liabilities and
             shareholders' equity            $53,928             $43,747
------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------
                                              1997        1996
----------------------------------------------------------------
Net revenues                                $14,602     $12,115
Cost of revenues                              8,679       7,000
                                        -----------------------
  Gross margin                                5,923       5,115
                                        -----------------------
Operating expenses:
  Sales and marketing                         2,188       1,867
  Research and development                    1,329       1,473
  General and administrative                    995       1,002
  Merger and acquisition costs                    -         292
                                        -----------------------
            Total operating expenses          4,512       4,634
                                        -----------------------
            Operating income                  1,411         481
                                        -----------------------
Other income (expense):
  Interest income                               222         194
  Interest expense                               (3)        (12)
  Other, net                                     (4)         (2)
                                        -----------------------
            Other income (expense), net         215         180
                                        -----------------------
            Income before income taxes        1,626         661
Provision for income taxes                      528         306
                                        -----------------------
            Net income                      $ 1,098     $   355
                                        -----------------------
Net income per common share                    $.17        $.06
Weighted average number of common
 shares outstanding                           6,420       6,389
---------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                  PHAMIS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------
                                             1997       1996
--------------------------------------------------------------
Cash flows from operating activities:
  Net income                               $ 1,098    $    355
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization            668         546
      Deferred income taxes                    468         175
      Change in certain assets and
       liabilities:
        Accounts receivable and accrued
         revenue receivable                 (4,534)     (4,033)
        Prepaid expenses and other
         current assets                       (548)        (58)
        Refundable income taxes                 59          17
        Accounts payable and accrued
         liabilities                         5,822       2,163
        Income taxes payable                     -         102
        Deferred revenue                     2,369         694
                                        ----------------------
            Net cash provided (used) by
             operating activities            5,402         (39)
                                        ----------------------

Cash flows from investing activities:
  Purchases of investments                  (2,346)    (10,227)
  Maturities and sales of investments        2,076      11,604
  Purchases of furniture, equipment and
   leasehold improvements                     (316)     (1,232)
  Other investments and advances               295        (961)
  Capitalized software development costs      (857)       (799)
  International contract development
   costs                                      (456)          -
  Increase in other assets                     (61)        (23)
                                        ----------------------
            Net cash used in investing
             activities                     (1,665)     (1,638)
                                        ----------------------

Cash flows from financing activities:
  Net change in note payable to bank             -        (209)
  Principal repayments of long-term
   obligations                                 (25)        (62)
  Proceeds from issuance of common
   stock under stock option and
   employee benefit plans                      373         413
                                        ----------------------
            Net cash provided by
             financing activities              348         142
                                        ----------------------

            Net increase (decrease) in
             cash and cash equivalents       4,085      (1,535)
Cash and cash equivalents at beginning
 of period                                       -       4,488
                                        ----------------------
Cash and cash equivalents at end of
 period                                    $ 4,085    $  2,953
--------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated balance sheets, statements of income and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condensed consolidated financial position at March 31, 1997, and the condensed consolidated statements of operations and cash flows for the interim periods ended March 31, 1997 and 1996.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which included all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1996, 1995 and 1994, in the Company's 1996 Form 10-K.

The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.    MERGER WITH IDX SYSTEMS CORPORATION

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

                                 PHAMIS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale at March 31, 1997 and December 31, 1996 consist principally of tax-exempt, investment-grade, interest-bearing securities diversified among security types and users. Investments available-for-sale consisted of the following at March 31, 1997:

                                                                   Unrealized           Fair
                                                   Cost          gains (losses)         value
                                               -----------------------------------------------
                                                                (In thousands)
     Money market funds                          $   439             -                     439
     State and municipal bonds and notes           8,011            17                   8,028
     Tax-exempt municipal preferreds              10,635            (1)                 10,634
                                               -----------------------------------------------
                                                 $19,085            16                  19,101
                                               -----------------------------------------------

At March 31, 1997, approximately $11,000, net of income taxes, of unrealized holding gains were recorded in shareholders' equity. The cost and fair value of available-for-sale securities as of March 31, 1997, by contractual maturity, consisted of the following:

                                                                                       Fair
                                                                      Cost             value
                                                                -----------------------------
                                                                        (In thousands)
     Due in one year or less                                         $17,075           17,084
     Due in one to two years                                           2,010            2,017
                                                                -----------------------------
                                                                     $19,085           19,101
                                                                -----------------------------

NOTE 4.  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings to date on uncompleted contracts were as follows:


                                                                                  Mar. 31,    Dec. 31,
                                                                                    1997        1996
                                                                                  -------------------
                                                                                     (In thousands)
Costs incurred on uncompleted contracts                                           $52,212     $49,770
Estimated earnings                                                                 34,137      33,618
                                                                                  -------------------
                                                                                   86,349      83,388
Less billings to date                                                              94,810      88,905
                                                                                  -------------------
                                                                                  $(8,461)    $(5,517)
                                                                                  -------------------
Included in accompanying balance sheets under the following captions:
  Accrued revenue receivable                                                      $ 1,498     $ 2,073
  Deferred revenue                                                                 (9,959)     (7,590)
                                                                                  -------------------
                                                                                  $(8,461)    $(5,517)
                                                                                  -------------------

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

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 1997, increased 21 percent to $14.6 million from $12.1 million in the first quarter of 1996. The increase in first quarter revenues was driven by a combined 6 percent increase in systems, license and service and support and maintenance revenue categories. The increases in these revenue categories were augmented by a $1.9 million increase in additional hardware revenues to $2.8 million for the first quarter of 1997 from $964,000 for the first quarter of 1996. Net income increased 209 percent to $1.1 million or $0.17 per share compared with $355,000 or $0.06 per share, after $292,000 of one-time merger costs, in the first quarter of 1996.

NET REVENUES, COST OF REVENUES AND GROSS MARGINS

The following table sets forth the dollar amount of each revenue category, the percentage that each revenue category represents of total revenue, the dollar amount of each category of cost of revenues and gross margins, and the percentage that each category of cost of revenues and gross margins bears to net revenues for that category:

                                         Quarter ended March 31,
                                         -----------------------
                                         1997               1996
                                         ----               ----
                                      $        %         $        %
                                   -------   ------   -------   ------
                                         (dollars in thousands)
NET REVENUES:
Systems, licenses and service...     9,389    64.3      9,310    76.8
Support and maintenance.........     2,391    16.4      1,841    15.2
Additional hardware.............     2,822    19.3        964     8.0
                                   -------   -----    -------   -----
  Total.........................    14,602   100.0     12,115   100.0
COST OF REVENUES:
Systems, licenses and service...     5,271    56.1      5,140    55.2
Support and maintenance.........     1,465    61.3      1,190    64.6
Additional hardware.............     1,943    68.9        670    69.5
                                   -------            -------
  Total.........................     8,679    59.4      7,000    57.8
GROSS MARGINS:
Systems, licenses and service...     4,118    43.9      4,170    44.8
Support and maintenance.........       926    38.7        651    35.4
Additional hardware.............       879    31.1        294    30.5
                                   -------            -------
  Total.........................   $ 5,923    40.6    $ 5,115    42.2
                                   =======            =======

Systems, licenses and service revenues were $9.4 million, compared to $9.3 million for the same period a year ago. The increase was primarily due to an increase in the rates realized per revenue hour, partially offset by a decrease in the number of labor hours dedicated to contract installation. The Company's backlog of systems, licenses and services was $67.9 million (out of a total backlog of $101.9 million) at March 31, 1997.

Gross margin percentages on systems, licenses and service sales were 43.9% and 44.8% for the three months ended March 31, 1997 and 1996, respectively. The slightly lower level of gross margin percentages during 1997 was primarily due to the rate of increase in labor costs exceeding the rate of increase in the rates realized per revenue hour in the first quarter of 1997.

Support and maintenance revenues increased to $2.4 million in the first quarter of 1996 from $1.8 million in the first quarter of 1996. The increase in the number of installed customer sites and increases in fees from certain renewed support and maintenance contracts contributed to the 30 percent increase over the prior year. In 1997, gross margins on support and maintenance increased as the Company has been able to spread the fixed portion of its maintenance costs over a larger installed customer base. THE COMPANY EXPECTS GROSS MARGINS MAY CONTINUE TO INCREASE OVER THE REMAINDER OF 1997, AS THE NUMBER OF INSTALLATIONS INCREASES.

Additional hardware revenues were $2.8 million and $964,000 for the quarters ended March 31, 1997 and 1996, respectively. Sales of additional hardware have historically experienced significant quarterly fluctuations, as evidenced by the 193 percent increase in additional hardware revenues in 1997 as compared to 1996, and may vary significantly from period to period as they are limited in number and individual sales can have a high dollar value. THE LEVEL OF FUTURE HARDWARE SALES MAY BE IMPACTED BY BOTH PRICE DECREASES AND BY THE INCREASING OPPORTUNITIES TO SELL SUCH HARDWARE AS THE COMPANY'S INSTALLED CUSTOMER BASE INCREASES.

OPERATING EXPENSES


Sales and Marketing
-------------------------------------------------------------------------------------------
(dollars in thousands)
                                      Percentage                                Percentage
                           March 31,      of                       March 31,        of
                             1997    Net Revenues     Change         1996      Net Revenues
                            ------   ------------     ------        ------     ------------
Three months ended          $2,188      15.0%           17%         $1,867         15.4%

The increase in sales and marketing expense, in absolute dollars, resulted primarily from increased personnel costs, corporate marketing and corporate communication program expenditures necessary to promote the Company's competitive position and expand its customer base. Sales and marketing expense decreased as a percentage of net revenues in the first quarter of 1997 as the rate of increase in sales and marketing expense was less than the rate of increase in net revenues. The Company believes that this level of expenditure is appropriate to take advantage of significant opportunities to sell new systems contracts in the current market environment. THE COMPANY'S EFFORTS TO EXPAND ITS CUSTOMER BASE, PROMOTE ITS COMPETITIVE POSITION, AND SUPPORT THE SALES AND MARKETING OF NEW AND EXISTING APPLICATIONS WILL CONTINUE THROUGHOUT THE REMAINDER OF 1997.

Research and Development
-------------------------------------------------------------------------------------------
(dollars in thousands)
                                      Percentage                                Percentage
                           March 31,      of                        March 31,       of
                             1997    Net Revenues     Change          1996     Net Revenues
                            ------   ------------     ------         ------    ------------
Three months ended          $1,329       9.1%          (10)%         $1,473        12.2%

The Company's research and development efforts focus on enhancing existing applications and developing new applications for the LastWord(R), Enterprise View(TM), and DataBreeze(TM) systems, and integrating applications from its third party solution providers. The Company also devotes development resources to various technology migration strategies including investments in web-based technology and incremental conversion of LastWord to a standards-based SQL database. The following table sets forth certain information regarding research and development expense and amounts of capitalized software development costs for the quarters ended March 31, 1997 and 1996:

                                                                     1997          1996
                                                                  -----------   ----------
                                                                   (dollars in thousands)
Research and development expenditures:
 Research and development expense..............................       $1,329       $1,473
 Capitalized software development costs........................          857          799
 Funded research and development under development contracts...          110          126
                                                                      ------       ------
 Total research and development expenditures...................       $2,296       $2,398
                                                                      ======       ======
As a percentage of net revenues:
 Research and development expense..............................          9.1%        12.2%
 Total research and development expenditures...................         15.7         19.8
Capitalized costs as a percentage of total
  research and development expenditures........................         37.3         33.3

THE COMPANY HAS SPENT SIGNIFICANT AMOUNTS ON RESEARCH AND DEVELOPMENT AND BELIEVES IT MUST MAINTAIN A SUBSTANTIAL COMMITMENT TO RESEARCH AND DEVELOPMENT TO REMAIN COMPETITIVE. The Company capitalizes software development costs when technological feasibility on a particular project has been established and thereafter until the related product is available for general release to customers. Total research and development expenditures decreased $102,000 in the first quarter of 1997, primarily due to significant strategic investments undertaken in the first quarter of 1996 to introduce new products and enhance existing products. THE COMPANY ANTICIPATES ITS LEVEL OF CAPITALIZED SOFTWARE DEVELOPMENT COSTS AS A PERCENTAGE OF TOTAL RESEARCH AND DEVELOPMENT EXPENDITURES WILL FLUCTUATE BASED UPON THE NATURE AND TIMING OF SPECIFIC DEVELOPMENT PROJECTS UNDERTAKEN.


General and Administrative
------------------------------------------------------------------------------------------
(dollars in thousands)
                                    Percentage                                 Percentage
                          March 31,     of                        March 31,        of
                            1997   Net Revenues      Change         1996      Net Revenues
                            ----   ------------      ------        ------     ------------
Three months ended          $995       6.8%            (1)%        $1,002         8.3 %

General and administrative expense decreased slightly in the first quarter of 1997 primarily due to absence of certain non-recurring operating costs incurred by the Company's DataBreeze subsidiary prior to the finalization of the Company's acquisition of DataBreeze in the first quarter of 1996. THE COMPANY EXPECTS TO MAINTAIN GENERAL AND ADMINISTRATIVE SPENDING AT APPROXIMATELY THE SAME PERCENTAGE OF REVENUE DURING THE REMAINDER OF 1997 AS WAS ACHIEVED IN THE FIRST QUARTER OF 1997.


Other Income (Expense), Net
------------------------------------------------------------------------------------------
(dollars in thousands)
                                     Percentage                                Percentage
                           March 31,     of                        March 31,       of
                             1997   Net Revenues       Change        1995     Net Revenues
                             ----   ------------       ------        ----     ------------
Three months ended           $215       1.5%            19%          $180         1.5%

The increase in other income (expense), net in the first quarter of 1997 was primarily attributable to service charges on certain customer accounts in the first quarter of 1997, as compared to the absence of such charges in the first quarter of 1996. Subsequent to March 31, 1997, the Company shifted its investment portfolio holdings from tax-exempt securities to investment-grade, interest bearing taxable securities.

Provision for Income Taxes
------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                     Percentage                               Percentage
                          March 31,      of         Effective    March 31,        of         Effective
                            1997    Net Revenues    Tax Rate       1996      Net Revenues    Tax Rate
                            ----    ------------    --------       ----      ------------    --------
Three months ended          $528        3.6%          32.5%        $306           2.5%         46.3%

The Company's effective tax rate for the first quarter of 1997 was less than the enacted statutory federal tax rate due to tax-exempt interest. THE COMPANY ANTICIPATES THAT THE EFFECTIVE TAX RATE WILL INCREASE DURING THE BALANCE OF 1997, AS COMPARED TO THE EFFECTIVE RATE IN THE FIRST QUARTER, DUE TO THE COMPANY'S SHIFT IN ITS INVESTMENT PORTFOLIO HOLDINGS FROM TAX-EXEMPT SECURITIES TO TAXABLE SECURITIES.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's principal sources of liquidity consisted of $4.1 million in cash and cash equivalents, $19.1 million in investments available for sale, $13.5 million of accounts receivable and up to $5.0 million available under a bank line of credit. As of March 31, 1997, no amounts were outstanding under this line of credit and the Company was in compliance with all applicable debt covenants. The Company had working capital of $20.7 million at March 31, 1997. The Company requires significant down payments on its systems contracts and attempts to negotiate its subsequent milestone payments so that it is in a cash positive position throughout most of the contract period. Amounts billed in excess of costs and earnings on contracts are reflected as deferred revenue on the Company's balance sheet.

THE COMPANY BELIEVES EXISTING CASH, CASH EQUIVALENTS, INVESTMENTS AVAILABLE FOR SALE, ACCOUNTS RECEIVABLE AND AVAILABLE BANK CREDIT, TOGETHER WITH THE ANTICIPATED CASH GENERATED FROM OPERATIONS AND THE EXERCISE OF STOCK OPTIONS WILL PROVIDE SUFFICIENT FUNDS FOR INTERNAL WORKING CAPITAL NEEDS, AND CAPITAL EXPENDITURE REQUIREMENTS FOR THE FORESEEABLE FUTURE.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully Diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 31, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.



                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits--27 Financial Data Schedule.

(b) Reports on Form 8-K--A Form 8-K dated March 28, 1997 was filed by the Company reporting the Company had entered into an Agreement and Plan of Merger by and among PHAMIS, Inc. and IDX Systems Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAMIS, Inc.

By  /s/ Gregg W. Blodgett                             Date:  May 9, 1997
    ---------------------
    Gregg W. Blodgett
    Vice President of Finance and Administration
    Chief Financial Officer and Treasurer
    (Principal Accounting Officer)